Form 10-Q
period 2013-03-30
US FOODS, INC.
filed 2013-05-07
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-185732

US Foods, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3642294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9399 W. Higgins Road, Suite 600

Rosemont, IL 60018

(847) 720-8000

(Address, including Zip Code, and telephone number, including area code, of registrant’s principal executive offices)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant is a privately held corporation and its equity shares are not publicly traded. At May 6, 2013, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by USF Holding Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share data)

	March 30,	December 29,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,102	$242,457
Accounts receivable—net	1,268,933	1,216,612
Vendor receivables—net	132,049	93,025
Inventories	1,086,997	1,092,492
Prepaid expenses	83,360	74,499
Deferred taxes	8,034	8,034
Other current assets	27,940	33,387

Total current assets	2,756,415	2,760,506
PROPERTY AND EQUIPMENT—Net	1,742,283	1,706,388
GOODWILL	3,833,301	3,833,301
OTHER INTANGIBLES—Net	852,556	889,453
DEFERRED FINANCING COSTS	46,986	49,038
OTHER ASSETS	23,397	24,720

TOTAL ASSETS	$9,254,938	$9,263,406

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$165,794	$161,791
Accounts payable	1,289,931	1,239,790
Accrued expenses and other current liabilities	354,780	388,306
Current portion of long-term debt	54,816	48,926

Total current liabilities	1,865,321	1,838,813
LONG-TERM DEBT	4,802,805	4,764,899
DEFERRED TAX LIABILITIES	378,800	365,496
OTHER LONG-TERM LIABILITIES	482,243	479,642

Total liabilities	7,529,169	7,448,850

COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value—authorized, issued, and outstanding, 1,000 shares	1	1
Additional paid-in capital	2,327,436	2,324,391
Accumulated deficit	(478,360)	(383,652)
Accumulated other comprehensive loss	(123,308)	(126,184)

Total shareholder’s equity	1,725,769	1,814,556

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$9,254,938	$9,263,406

See notes to unaudited consolidated financial statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)

	13-Weeks Ended
	March 30,	March 31,
	2013	2012
NET SALES	$5,404,922	$5,259,726
COST OF GOODS SOLD	4,495,783	4,383,285

Gross profit	909,139	876,441
OPERATING EXPENSES:
Distribution, selling and administrative costs	883,970	810,142
Restructuring and tangible asset impairment charges	1,792	6

Total operating expenses	885,762	810,148

OPERATING INCOME	23,377	66,293
INTEREST EXPENSE—Net	81,826	71,594
LOSS ON EXTINGUISHMENT OF DEBT	23,967	—

Loss before income taxes	(82,416)	(5,301)
INCOME TAX EXPENSE (BENEFIT)	12,292	(1,812)

NET LOSS	(94,708)	(3,489)
OTHER COMPREHENSIVE INCOME (LOSS)—Net of tax:
Changes in interest rate swap derivative, net of income tax provision of $847 and $2,481	542	3,859
Changes in retirement benefit obligations, net of income tax provision of $1,101 and $1,359	2,334	2,114

COMPREHENSIVE (LOSS) INCOME	$(91,832)	$2,484

See notes to unaudited consolidated financial statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	13-Weeks Ended
	March 30, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,708)	$(3,489)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,178	83,924
Gain on disposal of property and equipment	(548)	(326)
Loss on extinguishment of debt	23,967	—
Tangible asset impairment charges	1,860	—
Amortization of deferred financing costs	4,670	4,786
Amortization of Senior Notes original issue premium	(833)	—
Deferred tax provision (benefit)	12,327	(1,769)
Share-based compensation expense	3,800	1,644
Provision (credit) for doubtful accounts	6,565	(3,320)
Changes in operating assets and liabilities, net of acquisitions of businesses:
Increase in receivables	(96,938)	(141,940)
Decrease (increase) in inventories	5,496	(182,546)
Increase in prepaid expenses and other assets	(8,286)	(7,363)
Increase in accounts payable and bank checks outstanding	65,213	255,683
Decrease in accrued expenses and other liabilities	(26,867)	(70,771)

Net cash used in operating activities	(10,104)	(65,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	3,463	3,688
Purchases of property and equipment	(54,599)	(124,926)
Acquisition of businesses	—	(861)

Net cash used in investing activities	(51,136)	(122,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancing	388,125	—
Proceeds from debt borrowings	456,000	439,000
Payment for debt financing costs and fees	(6,065)	—
Principal payments on debt and capital leases	(494,276)	(342,005)
Repurchase of senior subordinated notes	(375,144)	—
Proceeds from parent company stock sales	54	200
Parent company common stock repurchased	(809)	—

Net cash (used in) provided by financing activities	(32,115)	97,195

NET DECREASE IN CASH AND CASH EQUIVALENTS	(93,355)	(90,391)
CASH AND CASH EQUIVALENTS—Beginning of period	242,457	202,691

CASH AND CASH EQUIVALENTS—End of period	$149,102	$112,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$119,658	$94,366
Income taxes refunded—net of payments	(7)	(15)
Property and equipment purchases included in accounts payable	14,067	19,358
Capital lease additions	49,947	—

See notes to unaudited consolidated financial statements.

US FOODS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods, Inc. and its consolidated subsidiaries is referred to herein as “we,” “our,” “us,” “the Company,” or “US Foods”. We are a 100% owned subsidiary of USF Holding Corp.

Ownership — On July 3, 2007 (the “Closing Date”), USF Holding Corp., through a wholly owned subsidiary, acquired all of our predecessor company’s common stock and certain related assets from Koninklijke Ahold N.V. (“Ahold”) for approximately $7.2 billion (the “Acquisition”). Through a series of related transactions, USF Holding Corp. became our direct parent company. USF Holding Corp. is a corporation formed and controlled by investment funds associated with or managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), and Kohlberg Kravis Roberts & Co. (“KKR”) (collectively the “Sponsors”).

Business Description — US Foods markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States including independently owned single location restaurants, regional concepts, national chains, hospitals, nursing homes, hotels and motels, country clubs, fitness centers, government and military organizations, colleges and universities, and retail locations.

Basis of Presentation — The Company operates on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. The accompanying unaudited consolidated financial statements include the accounts of US Foods, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2012, filed as part of the Company’s Registration Statements on Form S-4 (Registration Nos. 333-185732 and 333-187667) with respect to the exchange offers, which were declared effective April 5, 2013. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that might be achieved for a full year.

Public Filer Status — On May 2, 2013, the Company’s two concurrent offers to exchange $1,350 million aggregate principal amount of outstanding 8.5% Senior Notes due 2019 (“Senior Notes”) for a like principal amount of notes registered under the Securities Act of 1933, as amended (the “Securities Act”) expired. As a result of the issuance of registered Senior Notes in connection with the exchange offers, the Company has become subject to rules and regulations of the SEC applicable to issuers of securities registered under the Securities Act, including periodic and current reporting requirements under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. As of the expiration of the exchange offers on May 2, 2013, approximately $1,324 million in aggregate principal amount of Senior Notes had been validly tendered into the exchange offers. The Company did not receive any proceeds as a result of the exchange offers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 29, 2012, filed as part of the Company’s Registration Statements on Form S-4 (Registration Nos. 333-185732 and 333-187667). The following selected accounting policies should be read in conjunction with those discussed in those registration statements.

Use of Estimates — The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and notes thereto. Actual results could differ from these estimates. The most critical estimates used in the preparation of the Company’s consolidated financial statements pertain to the valuation of goodwill, other intangible assets and property and equipment, accounts receivable, vendor consideration, self-insurance programs and income taxes.

Inventories — The Company’s inventories, consisting mainly of food and other foodservice-related products, are primarily considered finished goods. Inventory costs include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses and are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items and overall economic conditions.

The Company records inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method, which “links” current costs to original costs in the base year when the Company adopted LIFO. At March 30, 2013 and December 29, 2012, the LIFO balance sheet reserves were $138 million and $136 million, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $2 million and decreased $2 million in the 13-weeks ended March 30, 2013 and March 31, 2012, respectively.

Property and Equipment — Property and equipment are stated at depreciated cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. At March 30, 2013 and December 29, 2012, property and equipment, net included accumulated depreciation of $941 million and $890 million, respectively. Depreciation expense was $57 million and $51 million for the 13-weeks ended March 30, 2013 and March 31, 2012, respectively.

Property and equipment held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. For purposes of evaluating the recoverability of property and equipment, the Company compares the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. If the future cash flows included in a long-lived asset recoverability test do not exceed the carrying value, the carrying value is compared to the fair value of such asset. If the carrying value exceeds the fair value, an impairment charge is recorded for the excess. The Company also assesses the recoverability of its facilities classified as Assets Held for Sale. If a facility’s carrying value exceeds its fair value, less an estimated cost to sell, an impairment charge is recorded for the excess. Assets Held for Sale are not depreciated.

Impairments are recorded as a component of restructuring and tangible asset impairment charges in the consolidated statements of comprehensive loss and a reduction of the assets’ carrying value in the consolidated balance sheets. See Note 10 — Restructuring and Tangible Asset Impairment Charges for a discussion of the Company’s long-lived asset impairment charges.

Goodwill and Other Intangible Assets — Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the net assets recorded in connection with acquisitions. Other intangible assets include customer relationships, brand names and trademarks. As required, we assess goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently, if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment at the beginning of each fiscal year’s third quarter. For other intangible assets with finite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All goodwill is assigned to the consolidated Company as the reporting unit.

Business Acquisitions — The Company accounts for business acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition. Acquisitions, individually and in the aggregate, did not materially affect the Company’s results of operations or financial position for any period presented. The 2012 acquisitions have been or are being integrated into our foodservice distribution network. Certain acquisitions involve contingent consideration in the event certain operating results are achieved over periods of up to two years. As of March 30, 2013 and December 29, 2012, the Company has accrued $6 million of contingent consideration relating to acquisitions.

Revenue Recognition — The Company recognizes revenue from the sale of product upon passage of title and customer acceptance of goods, which generally occurs at delivery. The Company grants certain customers sales incentives, such as rebates or discounts and treats these as a reduction of sales at the time the sale is recognized. Sales taxes invoiced to customers and remitted to governmental authorities are recorded on a net basis and are excluded from net sales.

Cost of Goods Sold — Cost of goods sold includes amounts paid to manufacturers for products sold, net of vendor consideration, plus the cost of transportation necessary to bring the products to the Company’s distribution facilities. Cost of goods sold excludes depreciation and amortization. The amounts presented for cost of goods sold may not be comparable to similar measures disclosed by other companies because not all companies calculate cost of goods sold in the same manner.

Income Taxes — The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.

An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. The Company adjusts the amounts recorded for uncertain tax positions when its judgment changes as a result of the evaluation of new information not previously available. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of Accumulated Other Comprehensive Income by the respective line items of net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. As this guidance only revises the presentation and disclosures related to the reclassification of items out of accumulated other comprehensive income, the Company’s adoption of this guidance in the first quarter of 2013 did not affect its financial position, results of operations or cash flows. See Note 13 – Reclassifications Out of Accumulated Other Comprehensive Income, which presents the disclosures required by this update.

4.	FAIR VALUE MEASUREMENTS

The Company follows the accounting standards for fair value, whereas fair value is a market-based measurement, not an entity-specific measurement. The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1- observable inputs such as quoted prices in active markets; Level 2- observable inputs other than those included in Level 1 such as quoted prices for similar assets and liabilities in active or inactive markets that are observable either directly or indirectly, or other inputs that are observable or can be corroborated by observable market data; and Level 3- unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Any transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy will be recognized as of the end of the reporting period in which the transfer occurs. There were no transfers between fair value levels in any of the periods presented below.

The Company’s assets and liabilities measured at fair value on a recurring basis as of March 30, 2013 and December 29, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$20,000	$—	$—	$20,000

Balance at March 30, 2013	$20,000	$—	$—	$20,000

Recurring fair value measurements:
Interest rate swap derivative liability	$—	$(2,034)	$—	$(2,034)

Balance at December 29, 2012	$—	$(2,034)	$—	$(2,034)

Description	Level 1	Level 2	Level 3	Total
Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$10,930	$10,930

Balance at March 30, 2013	$—	$—	$10,930	$10,930

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$23,400	$23,400
Property and equipment	—	—	3,361	3,361
Contingent consideration payable for business acquisitions	—	—	5,500	5,500

Balance at December 29, 2012	$—	$—	$32,261	$32,261

Recurring Fair Value Measurements

Derivative Instruments

The Company’s objective in using interest rate swap agreements from time to time is to manage its exposure to interest rate movements on a variable-rate term loan obligation. The Company recorded its interest rate swap derivatives in its consolidated balance sheets at fair value. Fair value was estimated based on projections of cash flows and future interest rates. The determination of fair value included the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate.

In 2008, the Company entered into three interest rate swaps to hedge the variable cash flows associated with a variable-rate term loan (the “2007 Term Loan”). The interest rate swaps were designated as cash flow hedges of interest rate risk. The Company effectively paid a fixed rate of 6.0% on the notional amount of the term loan covered by the interest rate swaps. The interest rate swaps expired in January 2013.

At December 29, 2012, the fair value of the Company’s interest rate swap derivative financial instruments, classified under Level 2 of the fair value hierarchy, was $2 million. The interest rate swap derivative financial instruments were included in the Company’s consolidated balance sheets in accrued expenses and other current liabilities.

The effect of the Company’s interest rate swap derivative financial instruments in the consolidated statement of other comprehensive loss for the 13-weeks ended March 30, 2013 and March 31, 2012, is as follows (in thousands):

Effect of Interest Rate Swap Derivative Instruments in the Consolidated Statements of Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax	Location of Loss Reclassified From Accumulated Other Comprehensive Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective portion), net of tax	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Income Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the 13-weeks ended March 30, 2013:
Interest rate swap derivative	$(255)	Interest expense — net	$(797)	Interest expense — net	$645

For the 13-weeks ended March 31, 2012:
Interest rate swap derivative	$(1,267)	Interest expense — net	$(5,126)	Interest expense — net	$—

The Company reclassified $1 million from accumulated other comprehensive loss as an increase to interest expense when the interest rate swaps expired in January 2013 and recognized a credit to interest income of $1 million related to the ineffective portion of the interest rate swap derivatives.

Money Market Funds

Money market funds include highly liquid investments with an original maturity of three months or less. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy. The Company held no money market funds at December 29, 2012.

Nonrecurring Fair Value Measurements

Property and Equipment

Property and equipment held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairments to the Company’s long-lived assets were recognized during the first quarters of 2013 and 2012.

The Company is required to record Assets Held for Sale at the lesser of the depreciated carrying amount or estimated fair value less costs to sell. During the first quarter of 2013, certain Assets Held for Sale were adjusted to equal their estimated fair value, less costs to sell, resulting in tangible asset impairment charges of $2 million. No impairments to the Company’s Assets Held for Sale were recognized during the first quarter of 2012. Fair value was estimated by the Company based on information received from real estate brokers. The amounts included in the tables above, classified under Level 3 within the fair value hierarchy, represent the estimated fair values of those property and equipment that became the new carrying amounts at the time the impairments were recorded.

Other Fair Value Measurements

The carrying value of cash, restricted cash, accounts receivable, bank checks outstanding, accounts payable, accrued expenses and contingent consideration payable for business acquisitions approximate their fair values due to their short-term maturities.

The fair value of total debt approximated $5.0 billion and $4.9 billion as of March 30, 2013 and December 29, 2012, as compared to its aggregate carrying value of $4.8 billion. Fair value was estimated based upon a combination of the cash flows expected to be generated under the Company’s debt facilities, interest rates that are currently available to the Company for debt with similar terms and estimates of the Company’s overall credit risk.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

The Company and certain of its subsidiaries participate in accounts receivable sales and related agreements (the “2012 ABS Facility”). Under the 2012 ABS Facility, which replaced the Company’s prior accounts receivable securitization program, the Company and certain of its subsidiaries sell, on a revolving basis, their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary of the Company (the “Receivables Company”) which in turn grants to the administrative agent for the benefit of the lenders a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the consolidated balance sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral to cover the shortfall or, in lieu of providing cash collateral to cover the shortfall, it can pay down its borrowings on the 2012 ABS Facility. Due to sufficient eligible receivables available as collateral, no cash collateral was held at March 30, 2013 or December 29, 2012.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $686 million at March 30, 2013 and December 29, 2012. Included in the Company’s accounts receivable balance as of March 30, 2013 and December 29, 2012 was $925 million and $918 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 9 — Debt for a further description of the 2012 ABS Facility.

6.	RESTRICTED CASH

At March 30, 2013 and December 29, 2012, the Company had $7 million of restricted cash included in the Company’s consolidated balance sheets in other noncurrent assets. This restricted cash primarily represented security deposits and escrow amounts related to certain properties, primarily distribution centers, collateralizing the commercial mortgage-backed securities (“CMBS”) fixed loan facility. See Note 9— Debt.

7.	GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include customer relationships and brand names and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization.

Customer relationship intangible assets with definite lives are carried at the acquired fair value less accumulated amortization. Customer relationship intangible assets are amortized over the estimated useful lives (four to ten years). Amortization expense was $37 million and $33 million for the 13-weeks ended March 30, 2013 and March 31, 2012, respectively.

The carrying amount of the Company’s goodwill was $3,833 million at March 30, 2013 and December 29, 2012. No impairment to the Company’s goodwill has been recognized since the Acquisition in 2007.

Other intangibles, net consisted of the following (in thousands):

	March 30,	December 29,
	2013	2012
Customer relationships — amortizable:
Gross carrying amount	$1,366,056	$1,366,056
Accumulated amortization	(766,300)	(729,403)

Net carrying value	599,756	636,653

Brand names and trademarks — not amortizing	252,800	252,800

Total other intangibles — net	$852,556	$889,453

The Company completed its annual impairment assessment for goodwill and brand names and trademarks indefinite-lived intangible assets as of July 1, 2012, the first day of its fiscal third quarter with no impairments noted. We assessed qualitative factors for our 2012 annual goodwill impairment assessment to conclude that it is not more likely than not that the fair value of our reporting unit is less than its carrying value. The qualitative factors we evaluated included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, as well as company specific events. Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a discounted cash flow analysis. Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of our impairment analysis.

8.	ASSETS HELD FOR SALE

The Company classifies its closed facilities as Assets Held for Sale at the time management commits to a plan to sell the facility and it is unlikely the plan will be changed, the facility is actively marketed and available for immediate sale and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as Assets Held for Sale for more than one year as the Company continues to actively market the facilities at reasonable prices. For all properties held for sale, the Company has exited operations from the facilities and, thus, the properties are no longer productive assets. Further, the Company has no history of changing its plan to dispose of a facility once the decision has been taken. At March 30, 2013 and December 29, 2012, $12 million of closed facilities were included in Assets Held for Sale for more than one year. Assets Held for Sale is included in the Company’s consolidated balance sheets in other current assets.

The change in Assets Held for Sale for the 13-weeks ended March 30, 2013 is as follows (in thousands):

Balance at beginning of period	$23,193
Assets sold	(2,614)
Tangible asset impairment charges	(1,860)

Balance at end of the period	$18,719

During the first quarter of 2013, the Company sold a facility previously classified as Assets Held for Sale for net proceeds of $3 million, which approximated its carrying value. As discussed in Note 4 — Fair Value Measurements, during the first quarter of 2013, certain Assets Held for Sale were adjusted to equal their estimated fair value less costs to sell resulting in tangible asset impairment charges of $2 million.

9.	DEBT

The Company’s debt at March 30, 2013 and December 29, 2012 is comprised of the following (in thousands):

Debt Description	Contractual Maturity	Interest Rate at March 30, 2013	March 30, 2013	December 29, 2012
ABL Facility	May 11, 2016	3.24%	$145,000	$170,000
2012 ABS Facility	August 27, 2015	1.50	686,000	686,000
2011 Term Loan	March 31, 2017	5.75	416,500	418,625
Amended 2007 Term Loan	March 31, 2017	5.75	1,673,886	1,684,086
CMBS Fixed Facility	August 1, 2017	6.38	472,391	472,391
Cash Flow Revolver	July 3, 2013	—	—	—
Senior Notes	June 30, 2019	8.50	1,350,000	975,000
Senior Subordinated Notes	June 30, 2017	11.25	—	355,166
Obligations under capital leases	2019-2025	5.75 – 9.00	80,144	31,075
Other debt	2018-2031	4.48 – 4.88	12,893	12,966

Total debt			4,836,814	4,805,309
Add unamortized premium			20,808	8,516
Less current portion of long-term debt			(54,817)	(48,926)

Long-term debt			$4,802,805	$4,764,899

As of March 30, 2013, $1,915 million of the total debt was effectively at a fixed rate and $2,921 million was at a floating rate.

Debt Refinancing

Senior Subordinated Notes Redemption

On January 16, 2013, the Company completed a series of transactions in which it:

•

Redeemed the remaining $355 million in aggregate principal amount of its 11.25% Senior Subordinated Notes (“Senior Subordinated Notes”) due June 30, 2017 at a price equal to 105.625% of the principal amount of such Senior Subordinated Notes, plus accrued and unpaid interest to the redemption date; and

•

Issued an additional $375 million in aggregate principal amount of its 8.5% Senior Notes due June 30, 2019 to fund the Senior Subordinated Notes redemption. The Senior Notes were issued at a price equal to 103.5% of the principal amount for gross proceeds of $388 million. Entities affiliated with KKR, one of the Company’s Sponsors, were initial purchasers of $6 million in aggregate principal of Senior Notes.

The redemption of the Senior Subordinated Notes resulted in a loss on extinguishment of debt of $24 million, including an early redemption premium of $20 million and a write-off of $4 million of unamortized debt issuance costs related to the Senior Subordinated Notes. Additionally, the Company incurred third party costs (principally transaction and legal fees) of $6 million relating to this transaction. An entity affiliated with CD&R, one of the Company’s Sponsors, held all of the redeemed Senior Subordinated Notes.

Following is a description of each of the Company’s debt instruments outstanding as of March 30, 2013:

•

The 2012 ABS Facility provides commitments to fund up to $800 million against certain customer accounts receivable and related assets originated by US Foods, Inc. and certain of its subsidiaries through August 27, 2015. The Company has borrowed $686 million under the 2012 ABS Facility, the entire amount available to it based on its available collateral at August 27, 2012. The Company, at its option, can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. The portion of the loan held by the lenders who fund the loan with commercial paper bears interest at the lender’s commercial paper rate plus any other costs associated with the issuance of commercial paper plus 1.25% and an unused commitment fee of 0.35%. The portion of the loan held by lenders who do not fund the loan with commercial paper bears interest at the London InterBank Offered Rate (“LIBOR”) plus 1.25% and an unused commitment fee of 0.35%. See Note 5 — Accounts Receivable Financing Program for a further description of the Company’s 2012 ABS Facility.

•

An asset backed senior secured revolving loan facility, the ABL Facility, provides for loans of up to $1,100 million with its capacity limited by borrowing base calculations. As of March 30, 2013, the Company had $145 million of outstanding borrowings and had issued Letters of Credit totaling $294 million under the ABL Facility. Outstanding Letters of Credit included $100 million issued in favor of certain lessors securing Ahold’s contingent exposure under guarantees of our obligations with respect to certain leases, $179 million issued in favor of certain commercial insurers securing our obligations with respect to our self-insurance program and letters of credit of $15 million for other obligations. There is available capacity on the ABL Facility of $661 million at March 30, 2013, based on the borrowing base calculation. As of March 30, 2013, the Company can periodically elect to pay interest under the amended ABL Facility at Prime plus 1.0% or LIBOR plus 2.0% on the majority of the facility. On borrowings up to $75 million, the facility bears interest at Prime plus 2.25% or LIBOR plus 3.25%. The ABL facility also carries letter of credit fees of 2.0% and an unused commitment fee of 0.25%. The Company anticipates repaying all or substantially all of the outstanding ABL borrowings at times during the next twelve months and reborrowing funds under the facility as needed. The Company anticipates its borrowing base capacity will exceed its ABL facility borrowing needs at all times within the next twelve months and, accordingly, it has included these borrowings in long-term debt in its consolidated balance sheet at March 30, 2013.

•

A senior secured term loan, or the 2011 Term Loan, consists of a senior secured term loan with outstanding borrowings of $416 million at March 30, 2013. The 2011 Term Loan bears interest equal to Prime plus 3.25% or LIBOR plus 4.25%, with a LIBOR floor of 1.5%, based on a periodic election of the interest rate by the Company. Principal repayments of $1 million are payable quarterly with the balance due at maturity. The 2011 Term Loan may require mandatory repayments upon the sale of certain assets or based on excess cash flow generated by the Company, as defined in the agreement. As of March 30, 2013, entities affiliated with KKR, one of our Sponsors, held $32 million of the Company’s 2011 Term Loan debt. The interest rate for all borrowings on the 2011 Term Loan was 5.75%, the LIBOR floor of 1.5% plus 4.25%, for all outstanding periods in 2013 and 2012.

•

The Amended 2007 Term Loan consists of a senior secured term loan with outstanding borrowings of $1,674 million at March 30, 2013. Interest is at Prime plus 3.25% or LIBOR plus 4.25% with a LIBOR floor of 1.5%, based on a periodic election of the interest rate by the Company. Principal repayments of $5 million are payable quarterly on the Amended 2007 Term Loan, with the balance due at maturity on March 31, 2017. The Amended 2007 Term Loan may require mandatory repayments upon the sale of certain assets or based on excess cash flow generated by the Company, as defined in the agreement. As of March 30, 2013, entities affiliated with KKR, one of our Sponsors, held $320 million of the Amended 2007 Term Loan. In 2008, the Company entered into three interest rate swaps to hedge the variable cash flows associated with the Amended 2007 Term Loan. The interest rate swaps, designated as cash flow hedges of interest rate risk, fully expired in January 2013.

•	The CMBS Fixed Facility provides financing of $472 million and is secured by mortgages on 38 properties, consisting primarily of distribution centers. The CMBS Fixed Facility bears interest at 6.38%.

•

A senior secured revolving credit facility, or the Cash Flow Revolver, provides for loans of up to $100 million. There was no balance outstanding as of March 30, 2013. The Cash Flow Revolver bears interest equal to Prime plus 1.25% or LIBOR plus 2.25% and includes an unused line fee of 0.38%.

•

The unsecured Senior Notes, with outstanding principal of $1,350 million at March 30, 2013, bear interest at 8.5%. Unamortized original issue premium associated with the 2013 and 2012 Senior Notes issuances of $21 million at March 30, 2013 will be amortized as a reduction of interest expense over the remaining life of this debt facility. As of March 30, 2013, entities affiliated with KKR, one of our Sponsors, held $20 million of the Company’s Senior Notes.

Substantially all of our assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and restricted cash of the Company. The ABL Facility is secured by certain other designated receivables, inventory and tractors and trailers owned by the Company not pledged under the 2012 ABS Facility. The CMBS Fixed Facility is collateralized by mortgages on the 38 related properties. The obligations of the Company under the Amended 2007 Term Loan, 2011 Term Loan and the Cash Flow Revolver are guaranteed by security in all of the capital stock of the Company’s subsidiaries, each of the direct and indirect 100% owned domestic subsidiaries, as defined in the agreements, and are secured by substantially all assets of these subsidiaries not pledged under the 2012 ABS Facility and the CMBS Facilities. More specifically, the 2011Term Loan and the Amended 2007 Term Loans are pari passu with the Cash Flow Revolver, have priority over certain collateral securing the ABL Facility and have second priority for other collateral securing the ABL Facility. The former CMBS Floating Facility was collateralized by mortgages on 15 related properties until July 9, 2012 when its outstanding borrowings were repaid. Currently, 14 properties remain in the special purpose, bankruptcy remote subsidiary of the Company and are not pledged as collateral under any of the Company’s debt agreements.

The Company’s credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. Certain debt agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding, together with all accrued unpaid interest and other amounts owed thereunder may be declared immediately due and payable by the lenders. Were such an event to occur, the Company would be forced to seek new financing that may not be on as favorable terms as our current facilities. The Company’s ability to refinance its indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, the Company’s ability to incur secured indebtedness (which may enable it to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of its assets, which depends, in turn, on the strength of its cash flows, results of operations, economic and market conditions and other factors. The Company is currently in compliance with all of its credit facilities.

10.	RESTRUCTURING AND TANGIBLE ASSET IMPAIRMENT CHARGES

During 2013, certain Assets Held for Sale were adjusted to equal their estimated fair value less costs to sell resulting in tangible asset impairment charges of $2 million. During 2013, a reversal of an excess liability for an unused leased facility was substantially offset by minimal severance costs incurred. During 2012, the Company recognized minimal residual severance costs relating to 2011 initiatives.

A summary of the restructuring charges during the 13-weeks ended March 30, 2013 and March 31, 2012 is as follows (in thousands):

	13-Weeks Ended
	March 30,	March 31,
	2013	2012
Severance and related costs	$469	$6
Facility closing costs	(537)	—
Tangible asset impairment charges	1,860	—

Total	$1,792	$6

The following table summarizes the changes in the restructuring liabilities for the 13-weeks ended March 30, 2013 (in thousands):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total
Balance at December 29, 2012	$74,121	$3,177	$77,298
Current period charges	477	94	571
Change in estimate	(8)	(631)	(639)
Payments and usage — net of accretion	(2,817)	(311)	(3,128)

Balance at March 30, 2013	$71,773	$2,329	$74,102

The $72 million of restructuring liabilities as of March 30, 2013 for severance and related costs include $65 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031 at interest effectively at 6.5% to 6.7%.

11.	RELATED PARTY TRANSACTIONS

The Company pays a $0.8 million monthly management fee to investment funds associated with or managed by the Sponsors. For each of the 13-week periods ended March 30, 2013 and March 31, 2012, the Company recorded management fees and related expenses of $3 million, reported as distribution, selling and administrative costs in the consolidated statements of comprehensive loss. Affiliates of KKR, one of the Company’s Sponsors, received transaction fees of $1 million for services relating to the 2013 debt refinancing transaction.

As discussed in Note 9 — Debt, entities affiliated with the Sponsors hold various positions in some of our debt facilities and participated in our 2013 debt refinancing transaction. Entities affiliated with KKR, one of the Company’s Sponsors, were initial purchasers of $6 million in aggregate principal of Senior Notes sold in January 2013. At March 30, 2013, entities affiliated with KKR held $372 million in principal of the Company’s debt facilities.

12.	RETIREMENT PLANS

The Company has defined benefit and defined contribution retirement plans for its employees. Also, the Company contributes to various multiemployer plans under collective bargaining agreements and provides certain health care benefits to eligible retirees and their dependents.

The components of net pension and other post retirement benefit costs for the periods presented are as follows (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$8,030	$6,426	$38	$35
Interest cost	8,368	9,447	108	128
Expected return on plan assets	(10,482)	(10,329)	—	—
Amortization of prior service cost	50	26	—	—
Amortization of net loss	3,257	3,440	28	8

Net periodic benefit costs	$9,223	$9,010	$174	$171

During the 13-weeks ended March 30, 2013 and March 31, 2012, the Company reclassified $3 million out of accumulated other comprehensive income to distribution, selling and administrative costs relating to retirement benefit obligations.

The Company contributed $9 million and $7 million to its defined benefit and other postretirement plans during the 13-week periods ended March 30, 2013 and ended March 31, 2012, respectively. The Company anticipates making $49 million in contributions, including payments described above, to its pension plans and other postretirement plans during fiscal year 2013.

13.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents of amounts reclassified out of accumulated other comprehensive loss by component for the periods presented as follows (in thousands):

	13-Weeks Ended
Accumulated Other Comprehensive Loss Components	March 30, 2013	March 31, 2012	Affected Line Item in the Statement Where Net Income is Presented
Defined benefit pensions plans:
Balance at beginning of period (1)	$(125,642)	$(111,482)

Other comprehensive income before reclassifications	—	—
Amortization of prior service cost	50	26	Distribution, selling and administration (2)
Amortization of net loss	3,285	3,447	Distribution, selling and administration (2)

	3,335	3,473	Total before income tax
	1,001	1,359	Income tax provision

Net current period comprehensive income	2,334	2,114	Net of tax

Balance at end of period (1)	$(123,308)	$(109,368)

Interest rate swap derivative cash flow hedge:
Balance at beginning of period (1)	$(542)	$(18,112)

Other comprehensive income before reclassifications	(653)	(2,082)
Amounts reclassified from other comprehensive income	2,042	8,422	Interest expense–net

	1,389	6,340	Total before income tax
	847	2,481	Income tax provision

	542	3,859	Net of tax

Balance at end of period (1)	$—	(14,253)

Accumulated Other Comprehensive Loss end of period (1)	$(123,308)	$(123,621)

(1)	Amounts are presented net of tax.
(2)	Included in the computation of net periodic pension costs. See Note – 12 Retirement Plans for additional information.

14.	INCOME TAXES

The Company’s effective income tax rates for the 13-week periods ended March 30, 2013 and March 31, 2012, were (15)% and 34%, respectively. The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various U.S. federal and state jurisdictions. Tax law changes, increases and decreases in permanent differences between book and tax items, tax credits and the Company’s change in income from each jurisdiction all affect the overall effective tax rate.

The effective tax rate for the quarter ended March 30, 2013 varied from the federal statutory rate of 35% primarily due to expenses not deductible for federal income tax purposes and an $11 million increase in our valuation allowance as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities. For the 13-weeks ended March 30, 2013, the Company has utilized an annual effective tax rate for purposes of determining its year-to-date tax expense, excluding the effect of tax expense on the amortization of its tax goodwill, which was instead measured discretely by quarter to calculate income taxes resulting in the valuation allowance being recognized ratably during 2013 consistent with the tax amortization of goodwill. For the 13-week period ended March 30, 2013, the Company concluded that the use of the expected annual effective tax rate, but excluding the effective rate effects of the tax goodwill amortization was more appropriate than use of the comprehensive expected annual effective tax rate.

Management concluded that to use the forecast annual rate with the amortization of tax goodwill included would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax earnings. The impact of including the tax goodwill amortization in the annual effective tax rate computation, as applied to the quarterly pre-tax loss of $82 million, would be distortive to the financial statements. It is as a result of that effect that management concluded that the readers of the financial statements would best benefit from a tax provision for the quarter that reflects the accretion of the valuation allowance on a discrete, ratable basis.

We have a valuation allowance against our net deferred tax assets (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill and indefinite lived intangible assets that are not amortized for financial reporting purposes. The deferred tax liability remains on the balance sheet indefinitely until such time the related assets are impaired or the business to which those assets relate are disposed. As the deferred tax liability could have an indefinite life, it is not netted against our deferred tax assets when determining the required valuation allowance. The valuation allowance was established based upon management’s assessment of all available evidence, both positive and negative, including current and historical operating results and potential tax-planning strategies. The conclusion was based primarily on our cumulative pretax losses in recent years and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. Given the Company’s cumulative loss position, there was no reliance placed upon future income projections. The valuation allowance was $129 million at December 29, 2012. Our deferred tax assets, related to federal and state net operating losses, increased $11 million during the 13-weeks ending March 30, 2013, which resulted in the valuation allowance increasing by $11 million at March 30, 2013. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the quarter ended March 31, 2012 varied from the federal statutory rate of 35% primarily due to changes in the valuation allowance, partially offset by the effect of state income taxes.

15.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company enters into purchase orders with vendors and other parties in the ordinary course of business. The Company has a limited number of long-term purchase contracts with vendors that require it to buy a predetermined volume of goods.

Indemnification by Ahold for Certain Matters — In connection with the Acquisition, Ahold committed to indemnify and hold harmless the Company from and against damages (which includes losses, liabilities, obligations, and claims of any kind) and litigation costs (including attorneys’ fees and expenses) suffered, incurred or paid after the Closing Date relating to certain matters. The Company was responsible for the first $40 million of damages and litigation expenses incurred after the closing of the Acquisition related to such matters and Ahold’s indemnification obligations apply to any such damages and litigation expenses as may be incurred after the Closing Date in excess of $40 million. As of the end of its 2009 fiscal year, the Company had incurred $40 million in costs related to these matters; therefore, any future litigation expenses related to the aforementioned matters are subject to the rights of indemnification from Ahold. As of March 30, 2013, no material amounts are due to the Company from Ahold under the indemnification agreement.

Legal Proceedings — The Company is involved in a number of legal proceedings arising from the conduct of its business. The legal proceedings discussed below, whether pending, threatened or unasserted, if decided adversely to or settled by the Company, may result in liabilities material to the Company’s financial condition or results of operations. The Company has recognized provisions with respect to its proceedings, where appropriate, which are reflected in the Company’s consolidated balance sheets. The Company’s policy is to expense attorney fees as incurred.

California 2010 Labor Code Claim — In April 2010, a putative class action complaint was filed against the Company in California alleging the Company failed to meet its obligations under the California Labor Code related to the provision of meals and breaks for certain drivers. The case has been removed to federal court. In December 2011, the parties reached a tentative settlement of all claims, subject to court approval, and the Company recorded a liability of $3 million to reflect the settlement. In September 2012, the court entered final approval of the settlement which the Company paid into the court’s escrow account in October 2012. The Third Party Administrator is currently finalizing payment to the identified class members in accordance with the court approved settlement.

Eagan Multiemployer Pension Withdrawal Liability — In 2008, the Company completed the closure of its Eagan, Minnesota and Fairfield, Ohio divisions and recorded a liability of approximately $40 million for the related multiemployer pension withdrawal liability. In 2010, the Company received formal notice and demand for payment of a $40 million withdrawal liability, which is payable in monthly installments through November 2023. During the third quarter 2011, the Company was assessed an additional $17 million multiemployer pension withdrawal liability for the Eagan facility. The parties have agreed to arbitrate this matter and discovery commenced during the third quarter of 2012. The Company believes it has meritorious defenses against the assessment for the additional pension withdrawal liability and intends to vigorously defend itself against the claim. The Company does not believe, at this time, that a loss from such obligation is probable and, accordingly, no liability has been recorded. However, it is reasonably possible the Company may ultimately be required to pay an amount up to $17 million.

Pricing Litigation — In October 2006, two customers filed a putative class action against the Company and Ahold. In December 2006, an amended complaint was filed naming a third plaintiff. The complaint focuses on certain pricing practices of the Company in contracts with some of its customers. In February 2007, the Company filed a motion to dismiss the complaint. In August 2007, two additional customers of the Company filed putative class action complaints. These two additional lawsuits are based upon the pricing practices at issue in the case described in the first two sentences of this paragraph. In November 2007, the Judicial Panel on Multidistrict Litigation ordered the transfer of the two subsequently filed lawsuits to the jurisdiction in which the first lawsuit was filed, the U.S. District Court for the District of Connecticut, for consolidated or coordinated proceedings. In June 2008, the Plaintiffs filed their consolidated and amended class action complaint; the Company moved to dismiss this complaint. In August 2009, the Plaintiffs filed a motion for class certification. In December 2009, the court issued a ruling on the Company’s motion to dismiss, dismissing Ahold from the case and also dismissing certain of the plaintiffs’ claims. On November 30, 2011, the court issued its ruling granting the plaintiffs’ motion to certify the class. On April 4, 2012, the U.S. Court of Appeals for the Second Circuit granted the Company’s request to appeal the district court’s decision which granted class certification. Oral argument will be held on May 29, 2013 before the appeals court. In the meantime, the case continues through the discovery stage. The Company believes it has meritorious defenses to the remaining claims and continues to vigorously defend against the lawsuit. The Company does not believe at this time that an unfavorable outcome from this matter is probable and, accordingly, no such liability has been recorded. Due to the inherent uncertainty of legal proceedings, it is reasonably possible the Company could suffer a loss as a result of this matter. An estimate of a possible loss or range of loss from this matter cannot be made. However, any potential liability is subject to the Company’s rights of indemnification from Ahold to the extent and as described above.

Other—In addition to the legal proceedings described above, the Company and its subsidiaries are parties to a number of other legal proceedings arising out of their business operations. Such other legal proceedings, however, are subject to inherent uncertainties and the outcome of individual matters is not predictable. It is possible that the Company could be required to make expenditures, in excess of established provisions, in amounts that cannot reasonably be estimated. However, the Company believes that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

16.	GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following consolidating schedules present condensed financial information of (i) the Company; (ii) certain of its subsidiaries (Guarantors) that guarantee certain obligations of the Company (the Senior Notes; the ABL Facility; the 2011 Term Loan; the Amended 2007 Term Loan; and the Cash Flow Revolver); and (iii) its other subsidiaries (Non-Guarantors). The Guarantors under the Senior Notes are identical to the Guarantors under the ABL Facility; the 2011 Term Loan; the Amended 2007 Term Loan; and the Cash Flow Revolver. Separate financial statements and other disclosures with respect to the Guarantor subsidiaries have not been provided because the Company believes the following information is sufficient, as the Guarantor subsidiaries are 100% owned by the Company and all guarantees under the Senior Notes are full and unconditional and joint and several, subject to certain release provisions which the Company has concluded are customary and therefore consistent with the Company’s ability to present condensed financial information of the Guarantors. Under the Senior Notes, a Guarantor subsidiary’s guarantee may be released when any of the following occur: (i) the sale of the Guarantor subsidiary or all of its assets; (ii) a merger or consolidation of the Guarantor subsidiary with and into the Company or another Guarantor subsidiary; (iii) upon the liquidation of the Guarantor subsidiary following the transfer of all of its assets to the Company or another Guarantor subsidiary; (iv) the rating on the securities is changed to investment grade; (v) the requirements for legal defeasance or covenant defeasance or discharge of the obligation have been satisfied; (vi) the Guarantor subsidiary is declared unrestricted for covenant purposes; or (vii) the Guarantor subsidiary’s guarantee of other indebtedness is terminated or released.

Notwithstanding the aforementioned customary release provisions under the Senior Notes, (i) each subsidiary guarantee is in place throughout the life of the Senior Notes, and no Guarantor may elect to opt out or cancel its guarantee solely at its option; (ii) there are no restrictions, limitations or caps on the guarantees; and (iii) there are no provisions that would delay the payments that would be required of the Guarantors under the guarantees.

	Condensed Consolidating Balance Sheet March 30, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable—net	$299,168	$31,819	$937,946	$—	$1,268,933
Inventories	1,034,826	52,171	—	—	1,086,997
Other current assets	306,477	6,775	87,233	—	400,485
Property and equipment	868,475	85,309	788,499	—	1,742,283
Goodwill	3,833,301	—	—	—	3,833,301
Other intangibles	852,556	—	—	—	852,556
Investments in subsidiaries	1,341,015	—	—	(1,341,015)	—
Intercompany receivables	—	588,661	—	(588,661)	—
Other assets	59,147	17	34,419	(23,200)	70,383

Total assets	$8,594,965	$764,752	$1,848,097	$(1,952,876)	$9,254,938

Accounts payable	$1,249,062	$40,869	$—	$—	$1,289,931
Other current liabilities	536,081	13,343	25,966	—	575,390
Long-term debt	3,653,975	12,322	1,136,508	—	4,802,805
Intercompany payables	551,605	—	37,056	(588,661)	—
Other liabilities	878,473	—	5,770	(23,200)	861,043
Shareholder’s equity	1,725,769	698,218	642,797	(1,341,015)	1,725,769

Total liabilities and shareholder’s equity	$8,594,965	$764,752	$1,848,097	$(1,952,876)	$9,254,938

	Condensed Consolidating Balance Sheet
	December 29, 2012
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable—net	$283,325	$31,303	$901,984	$—	$1,216,612
Inventories	1,041,628	50,864	—	—	1,092,492
Other current assets	357,830	5,937	87,635	—	451,402
Property and equipment	834,116	85,486	786,786	—	1,706,388
Goodwill	3,833,301	—	—	—	3,833,301
Other intangibles	889,453	—	—	—	889,453
Investments in subsidiaries	1,319,079	—	—	(1,319,079)	—
Intercompany receivables	—	573,654	—	(573,654)	—
Other assets	61,977	17	34,964	(23,200)	73,758

Total assets	$8,620,709	$747,261	$1,811,369	$(1,915,933)	$9,263,406

Accounts payable	$1,204,529	$35,113	$148	$—	$1,239,790
Other current liabilities	561,032	12,334	25,657	—	599,023
Long-term debt	3,628,391	—	1,136,508	—	4,764,899
Intercompany payables	549,633	—	24,021	(573,654)	—
Other liabilities	862,568	—	5,770	(23,200)	845,138
Shareholder’s equity	1,814,556	699,814	619,265	(1,319,079)	1,814,556

Total liabilities and shareholder’s equity	$8,620,709	$747,261	$1,811,369	$(1,915,933)	$9,263,406

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	13-Weeks Ended March 30, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,264,586	$140,336	$23,568	$(23,568)	$5,404,922
Cost of goods sold	4,383,434	112,349	—	—	4,495,783

Gross profit	881,152	27,987	23,568	(23,568)	909,139
Operating expenses:
Distribution, selling and admininstrative	872,964	23,494	15,565	(28,053)	883,970
Restructuring and tangible asset impairment charges	402	—	1,390	—	1,792

Total operating expenses	873,366	23,494	16,955	(28,053)	885,762

Operating income	7,786	4,493	6,613	4,485	23,377
Interest expense—net	70,723	—	11,103	—	81,826
Loss on extinguishment of debt	23,967	—	—	—	23,967
Other expense (income)—net	27,001	(4,485)	(27,001)	4,485	—

(Loss) income before income taxes	(113,905)	8,978	22,511	—	(82,416)
Income tax provision	4,502	—	7,790	—	12,292
Equity in earnings of subsidiaries	23,699	—	—	(23,699)	—

Net (loss) income	(94,708)	8,978	14,721	(23,699)	(94,708)
Other comphrehensive income	2,876	—	—	—	2,876

Comprehensive (loss) income	$(91,832)	$8,978	$14,721	$(23,699)	$(91,832)

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	13-Weeks Ended March 31, 2012
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,115,859	$143,867	$23,697	$(23,697)	$5,259,726
Cost of goods sold	4,266,024	117,261	—	—	4,383,285

Gross profit	849,835	26,606	23,697	(23,697)	876,441
Operating expenses:
Distribution, selling and admininstrative	798,993	23,312	15,229	(27,392)	810,142
Restructuring and tangible asset impairment charges	6	—	—	—	6

Total operating expenses	798,999	23,312	15,229	(27,392)	810,148

Operating income	50,836	3,294	8,468	3,695	66,293
Interest expense—net	60,143	19	11,432	—	71,594
Other expense (income)—net	22,643	(3,695)	(22,643)	3,695	—

(Loss) income before income taxes	(31,950)	6,970	19,679	—	(5,301)
Income tax (benefit) provision	(8,408)	—	6,596	—	(1,812)
Equity in earnings of subsidiaries	20,053	—	—	(20,053)	—

Net (loss) income	(3,489)	6,970	13,083	(20,053)	(3,489)
Other comphrehensive income	5,973	—	—	—	5,973

Comprehensive income (loss)	$2,484	$6,970	$13,083	$(20,053)	$2,484

	Condensed Consolidating Statement of Cash Flows
	13-Weeks Ended March 30, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(17,839)	$961	$6,774	$(10,104)

Cash flows from investing activities:
Proceeds from sales of property and equipment	3,463	—	—	3,463
Purchases of property and equipment	(53,712)	(887)	—	(54,599)

Net cash used in investing activities	(50,249)	(887)	—	(51,136)

Cash flows from financing activities:
Proceeds from debt refinancing	388,125	—		388,125
Proceeds from other borrowings	456,000	—	—	456,000
Payment for debt financing costs	(6,065)	—	—	(6,065)
Principal payments on debt and capital leases	(494,169)	(107)		(494,276)
Repurchase of senior subordinated notes	(375,144)	—	—	(375,144)
Capital contributions (distributions)	6,774	—	(6,774)	—
Proceeds from parent company common stock sales	54	—	—	54
Parent company common stock repurchased	(809)	—	—	(809)

Net cash used in financing activities	(25,234)	(107)	(6,774)	(32,115)

Net decrease in cash and cash equivalents	(93,322)	(33)	—	(93,355)
Cash and cash equivalents—beginning of period	240,902	1,555	—	242,457

Cash and cash equivalents—end of period	$147,580	$1,522	$—	$149,102

	Condensed Consolidating Statement of Cash Flows
	13-Weeks Ended March 31, 2012
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(96,289)	$21,742	$9,060	$(65,487)

Cash flows from investing activities:
Acquisition of businesses	(861)	—	—	(861)
Proceeds from sales of property and equipment	500	—	3,188	3,688
Purchases of property and equipment	(103,248)	(21,678)	—	(124,926)

Net cash (used in) provided by investing activities	(103,609)	(21,678)	3,188	(122,099)

Cash flows from financing activities:
Proceeds from debt borrowings	439,000	—	—	439,000
Principal payments on debt and capital leases	(334,349)	—	(7,656)	(342,005)
Capital contributions (distributions)	4,592	—	(4,592)	—
Proceeds from parent company common stock sales	200	—	—	200

Net cash provided by (used in) financing activities	109,443	—	(12,248)	97,195

Net (decrease) increase in cash and cash equivalents	(90,455)	64	—	(90,391)
Cash and cash equivalents—beginning of period	201,092	1,599	—	202,691

Cash and cash equivalents—end of period	$110,637	$1,663	$—	$112,300

17.	BUSINESS SEGMENT INFORMATION

The Company operates in one business segment based on how the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, views the business for purposes of evaluating performance and making operating decisions. The Company markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States.

We use a centralized management structure, and Company strategies and initiatives are implemented and executed consistently across the organization to maximize value to the organization as a whole. We use shared resources for sales, procurement, and general and administrative costs across each of our distribution centers. Our distribution centers form a single network to reach our customers; it is common for a single customer to make purchases from several different distribution centers. Capital projects, whether for cost savings or generating incremental revenue, are typically evaluated based on estimated economic returns to the organization as a whole (e.g., net present value, return on investment).

The measure used by the CODM to assess operating performance is Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss), plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization adjusted for (i) Sponsor fees, (ii) restructuring and tangible and intangible asset impairment charges, (iii) share-based compensation expense, (iv) other gains, losses or charges as specified under the Company’s debt agreements and (v) the non-cash impact of LIFO adjustments. Costs to optimize and transform our business are noted as business transformation costs in the table below and are added to EBITDA in arriving at Adjusted EBITDA as specified under the Company’s debt agreements. Business transformation costs include costs related to functionalization and significant process and systems redesign in the Company’s replenishment, finance, category management and human resources functions; company rebranding; cash & carry retail store strategy and implementation; and process and system redesign related to the Company’s sales model.

The aforementioned items are specified as items to add to EBITDA in arriving at Adjusted EBITDA per the Company’s debt agreements and, accordingly, our management includes such adjustments when assessing the operating performance of the business.

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss for the periods indicated (in thousands):

	13-Weeks Ended
	March 30,	March 31,
	2013	2012
Adjusted EBITDA	$156,485	$177,520
Adjustments:
Sponsor fees (1)	(2,567)	(2,603)
Restructuring and tangible asset impairment charges (2)	(1,792)	(6)
Share-based compensation expense (3)	(3,800)	(1,644)
LIFO reserve change (4)	(1,890)	2,243
Loss on extinguishment of debt (5)	(23,967)	—
Business transformation costs (6)	(13,900)	(18,705)
Other (7)	(14,981)	(6,588)

EBITDA	93,588	150,217
Interest expense, net	(81,826)	(71,594)
Income tax (provision) benefit	(12,292)	1,812
Depreciation and amortization expense	(94,178)	(83,924)

Net loss	$(94,708)	$(3,489)

(1)	Consists of management fees paid to the Sponsors.
(2)	Restructuring and tangible asset impairment charges primarily consist of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for Share Option Awards and Restricted Share Awards granted.
(4)	Consists of changes in the LIFO reserve.
(5)	The 2013 loss on extinguishment of debt consists of an early redemption premium and a write-off of unamortized debt issuance costs related to the Senior Subordinated Notes redemption.
(6)	Consists of costs to functionalize and optimize our business processes and systems.
(7)	Other includes gains, losses or charges as specified under the Company’s debt agreements.

*******

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless indicated otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” or “US Foods,” as used in this discussion and analysis refer to US Foods, Inc. and its consolidated subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our accompanying unaudited consolidated financial statements for the 13-weeks ended March 30, 2013 included in Part I, Item I of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the fiscal year ended December 29, 2012, included as part of the Company’s Registration Statements on Forms S-4 (333-185732 and 333-187667) filed with the SEC on April 2, 2013 and declared effective by the SEC on April 5, 2013.

Overview

We are a leading foodservice distributor in the United States with approximately $22 billion of net sales in fiscal year 2012, and one of only two national foodservice distributors. We market and distribute fresh, frozen and dry food and non-food products to more than 200,000 foodservice customers including independently owned single location restaurants, regional concepts, national chains, hospitals, nursing homes, hotels and motels, country clubs, fitness centers, government and military organizations, colleges and universities, and retail locations.

We serve geographical areas representing substantially all of the United States population. Our over 200,000 foodservice customers are served by our sales force of approximately 5,000 associates. We offer an extensive array of products with approximately 350,000 SKUs and we believe we have developed one of the most extensive private label product portfolios in the foodservice industry today, representing approximately 30,000 SKUs and over $6 billion in fiscal year 2012 net sales. We source our product from over 5,000 suppliers and serve as a valuable channel for them to reach our customers. We support our business with one of the largest private refrigerated transport fleets in the United States, with approximately 6,000 refrigerated trucks traveling approximately 230 million miles annually. Due to the similarity of our operations across the country, we manage our operations as a single operating segment.

The business environment and overall economy in 2013 continues to be challenging and the slow economic recovery continues to impact the foodservice market. Foodservice distribution is a highly competitive and fragmented industry. Competition consists of a large number of local and regional distributors as well as one other national broadline foodservice distribution company. Increased competition has further pressured the industry’s profit margins and caused distributors to seek to lower costs. Although we expect this challenging environment may continue through the remainder of 2013, we will remain focused on executing our strategies to drive continued improvement in the business.

Results of Operations

Accounting Periods

The Company operates on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. The following table presents selected historical results of operations of our business for the periods indicated:

	13-Weeks Ended
	March 30, 2013	March 31, 2012
	(in millions)
Net sales	$5,405	$5,260
Cost of goods sold	4,496	4,384

Gross profit	909	876
Operating expenses:
Distribution, selling and administrative costs	884	810
Restructuring and tangible asset impairment charges	2	—

Total operating expenses	886	810

Operating income	23	66
Interest expense, net	82	71
Loss on extinguishment of debt	24	—

Loss before income taxes	(83)	(5)
Income tax provision (benefit)	12	(2)

Net loss	$(95)	$(3)

Percentage of Net Sales:
Gross profit	16.8%	16.7%
Distribution, selling and administrative costs	16.4%	15.4%
Operating expenses	16.4%	15.4%
Operating income	0.4%	1.3%
Net loss	(1.8)%	(0.1)%
Other Data:
EBITDA (1)	$93	$150
Adjusted EBITDA (1)	$156	$178

(1)	EBITDA and Adjusted EBITDA are measures used by management to measure operating performance. EBITDA is defined as net income (loss), plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (i) Sponsor fees, (ii) restructuring and tangible and intangible asset impairment charges, (iii) share-based compensation expense, (iv) other gains, losses, or charges as specified under our debt agreements, and (v) the non-cash impact of LIFO adjustments. EBITDA and Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity.

We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance because they exclude amounts that our management and our board of directors do not consider part of core operating results when assessing the performance of the Company. Our management uses these non-GAAP financial measures to evaluate the Company’s historical financial performance, establish future operating and capital budgets and determine variable compensation for management and employees.

Our debt agreements specify items that should be added to EBITDA in arriving at Adjusted EBITDA, including, among other things, Sponsor fees, share-based compensation expense, impairment charges, restructuring charges, the non-cash impact of LIFO adjustments and gains and losses on debt transactions. Where other specified costs to be added to EBITDA in arriving at Adjusted EBITDA are smaller in amount we combine those items under Other. Costs to optimize our business are also added to EBITDA in arriving at Adjusted EBITDA. Such business transformation costs include third party and duplicate internal costs to functionalize and optimize our processes and systems in areas such as replenishment, finance, and category management.

The aforementioned items are specified as items to add to EBITDA in arriving at Adjusted EBITDA per the Company’s debt agreements and, accordingly, our management includes such adjustments when assessing the operating performance of the business.

We caution readers that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate EBITDA or Adjusted EBITDA in the same manner. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. We present Adjusted EBITDA as it is the key operating performance metric used by our Chief Operating Decision Maker to assess operating performance.

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss) for the periods indicated:

	13-Weeks Ended
	March 30, 2013	March 31, 2012
	(in millions)
Net loss	$(95)	$(3)
Interest expense, net	82	71
Income tax provision (benefit)	12	(2)
Depreciation and amortization expense	94	84

EBITDA	93	150
Adjustments:
Sponsor fees (1)	3	3
Restructuring and tangible asset impairment charges (2)	2	—
Share-based compensation expense (3)	4	2
LIFO reserve change (4)	2	(2)
Loss on extinguishment of debt (5)	24	—
Business transformation costs (6)	14	19
Other (7)	14	6

Adjusted EBITDA	$156	$178

(1)	Consists of management fees paid to the Sponsors.
(2)	Restructuring and tangible asset impairment charges primarily consist of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for Share Option and Restricted Share Awards granted.
(4)	Consists of changes in the LIFO reserve.
(5)	The 2013 loss on extinguishment of debt consists of an early redemption premium and a write-off of unamortized debt issuance costs related to the Senior Subordinated Notes redemption.
(6)	Consists of costs to functionalize and optimize our business processes and systems.
(7)	Other includes gains, losses or charges as specified under the Company’s debt agreements.

Comparison of Results

13-Weeks Ended March 30, 2013 and March 31, 2012

Highlights

Net sales increased $145 million, or 2.8%, in 2013 as compared to 2012. Gross profit increased $33 million, or 3.8% in 2013 as compared to 2012. Operating expenses, as a percentage of net sales, increased to 16.4% in 2013 as compared to 15.4% in 2012. Operating income, as a percentage of net sales, decreased to 0.4% in 2013 as compared to 1.3% in 2012. Net interest expense increased $11 million to $82 million in 2013 from $71 million in 2012. In January 2013, we redeemed the remaining $355 million in principal of our 11.25% Senior Subordinated Notes (“Senior Subordinated Notes”) and recorded a loss on extinguishment of debt of $24 million. Net loss was $95 million in 2013 as compared to $3 million in 2012.

Net Sales

Net sales increased $145 million, or 2.8% to $5,405 million in 2013 as compared to $5,260 million in 2012, primarily due to increased sales to independent restaurant and healthcare and hospitality customers, partially offset by decreased sales to national chain customers. Approximately $100 million of the net sales increase is attributable to a combination of passing through product cost inflation to our customers and an 0.8% increase in case volume. The increase in case volume is primarily due to 2012 business acquisitions. Product cost inflation favorably impacts selling prices to the extent we are able to pass increased costs on to our customers, as a significant portion of our business is based on percentage markups over actual cost. Year over year changes in product costs, our internal measure of inflation or deflation, was estimated as inflation of 2.1%.

Gross Profit

Gross profit increased $33 million, or 3.8%, to $909 million in 2013, as compared to $876 million in 2012. Gross profit as a percentage of net sales increased by 0.1% to 16.8% for 2013, compared to 16.7% for 2012. The increase in gross profit was primarily a result of improved vendor costing terms and modestly higher case volume, partially offset by competitive market conditions.

The foodservice industry has demonstrated signs of modest growth in recent years. The industry’s modest growth and food service distributors’ desire to grow case volume has led to increased competition within the industry and contributed to margin pressures, which has prevented us from fully passing product cost increases on to our customers. Although the Company has experienced declines in gross profit margin in recent years, this trend stabilized in 2012, resulting in modest declines in year over year gross profit margins through 2012 and a modest increase in year over year gross profit margin in the first quarter of 2013. We expect the competitive market conditions will continue through the remainder of 2013.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased $74 million, or 9.1%, to $884 million in 2013, compared to $810 million in 2012. Distribution, selling and administrative expenses as a percentage of net sales increased by 1.0% to 16.4% for 2013 as compared to 15.4% for 2012. The 2013 increase in distribution, selling and administrative costs is primarily due to a $46 million increase in payroll and related costs, driven by increased incentive compensation costs, inflationary cost increases and additional headcount in support of our company strategy. Other increases in distribution, selling and administrative costs included a $12 million increase in self-insurance costs due to less favorable business insurance claims experience in 2013 and a $10 million increase in depreciation and amortization expense due to recent capital expenditures for fleet replacement, investments in technology and amortization of intangible assets resulting from our 2012 business.

Restructuring and Tangible Asset Impairment Charges

During 2013, certain Assets Held for Sale were adjusted to equal their estimated fair value less costs to sell resulting in tangible asset impairment charges of $2 million. During 2012, we incurred minimal residual severance costs relating to 2011 initiatives.

Operating Income

Operating income decreased $43 million or 65.2% to $23 million in 2013, as compared to $66 million in 2012. Operating income as a percentage of net sales decreased 0.9% to 0.4% in 2013 as compared to 1.3% for 2012. The operating income changes were primarily due to the factors discussed above.

Interest Expense

Interest expense increased $11 million to $82 million in 2013 from $71 million in 2012. An increase in the average interest rate due to the 2012 debt refinancing transactions was partially offset by the January 2013 maturity of the interest rate swaps on our 2007 Term Loan.

Loss on Extinguishment of Debt

The 2013 loss on extinguishment of debt consists of an early redemption premium and a write-off of unamortized debt issuance costs related to the redemption of our 11.25% Senior Subordinated Notes. For a detailed description of our Senior Subordinated Notes redemption transaction, see Note 9—Debt in our unaudited consolidated financial statements for the 13-weeks ended March 30, 2013.

Income Taxes

We recorded an income tax provision of $12 million in 2013 and an income tax benefit of $2 million in 2012. Our effective tax rates for 2013 and 2012 were (15)% and 34%, respectively.

The effective tax rate for the quarter ended March 30, 2013 varied from the federal statutory rate of 35% primarily due to expenses not deductible for federal income tax purposes and an $11 million increase in our valuation allowance as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities. For the 13-weeks ended March 30, 2013, the Company has utilized an annual effective tax rate for purposes of determining its year-to-date tax expense, excluding the effect of tax expense on the amortization of its tax goodwill, which was instead measured discretely by quarter to calculate income taxes resulting in the valuation allowance being recognized ratably during 2013 consistent with the tax amortization of goodwill. For the 13-week period ended March 30, 2013, the Company concluded that the use of the expected annual effective tax rate, but excluding the effective rate effects of the tax goodwill amortization was more appropriate than use of the comprehensive expected annual effective tax rate. Management concluded that to use the forecast annual rate with the amortization of tax goodwill included would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax earnings. The impact of including the tax goodwill amortization in the annual effective tax rate computation, as applied to the quarterly pre-tax loss of $82 million, would be distortive to the financial statements. It is as a result of that effect that management concluded that the readers of the financial statements would best benefit from a tax provision for the quarter that reflects the accretion of the valuation allowance on a discrete, ratable basis.

We have a valuation allowance against our net deferred tax assets (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill and indefinite lived intangible assets that are not amortized for financial reporting purposes. The deferred tax liability remains on the balance sheet indefinitely until such time the related assets are impaired or the business to which those assets relate are disposed. As the deferred tax liability could have an indefinite life, it is not netted against our deferred tax assets when determining the required valuation allowance. The valuation allowance was established based upon management’s assessment of all available evidence, both positive and negative, including current and historical operating results and potential tax-planning strategies. The conclusion was based primarily on our cumulative pretax losses in recent years and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. Given the Company’s cumulative loss position, there was no reliance placed upon future income projections. The valuation allowance was $129 million at December 29, 2012. Our deferred tax assets, related to federal and state net operating losses, increased $11 million during the 13-weeks ending March 30, 2013, which resulted in the valuation allowance increasing by $11 million at March 30, 2013. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the quarter ended March 31, 2012 varied from the federal statutory rate of 35% primarily due to changes in the valuation allowance, partially offset by the effect of state income taxes.

Net Loss

Our net loss increased $92 million to $95 million in 2013 as compared to a net loss of $3 million in 2012. The 2013 increase in net loss was primarily due to the factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment, and our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt and other financing arrangements.

We believe that the combination of cash generated from operations, together with availability under our debt agreements and other available financing arrangements will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions, the financial health of our customers and suppliers and to financial, business and other factors, many of which are beyond our control.

Indebtedness

We are highly leveraged with significant debt maturities during the next five years. A substantial portion of our liquidity needs arise from debt service requirements and from the ongoing costs of operations, working capital and capital expenditures. Since May 2011, we have entered into a series of transactions to refinance debt facilities and extend debt maturity dates, including the following 2013 transaction:

Senior Subordinated Notes Redemption—On January 16, 2013, we completed a series of transactions in which we:

•

Redeemed the remaining $355 million in principal of our Senior Subordinated Notes at face value plus an early redemption premium of $20 million at a price equal to 105.625% of the principal amount of such Senior Subordinated Notes, plus accrued and unpaid interest to the redemption date. An entity affiliated with CD&R, one of our Sponsors, held the redeemed Senior Subordinated Notes; and

•

Issued an additional $375 million in aggregate principal of our 8.5% Senior Notes (“Senior Notes”) to fund the Senior Subordinated Notes redemption. The Senior Notes were issued at 103.5% of the face value of such Senior Notes for gross proceeds of $388 million. Entities affiliated with KKR, one of our Sponsors, were initial purchasers of $6 million in aggregate principal of Senior Notes. Additionally, we incurred third party costs (principally transaction and legal fees) of $6 million relating to this transaction.

The series of debt refinancing transactions completed in 2012 and 2013 have reduced our total debt maturities during 2013 and 2014 from $2.6 billion to approximately $100 million. Annual interest expense is expected to increase by approximately $20 million during 2013, primarily due to an overall increase in interest rates on refinanced debt facilities, partially offset by the January 2013 maturity of the interest rate swaps on our 2007 Term Loan.

As of March 30, 2013, we had $4,837 million in aggregate indebtedness outstanding with $761 million of additional borrowing capacity available under our debt agreements and other available financing arrangements, including $100 million available under our Cash Flow Revolver credit facility, which matures on July 3, 2013, under which there are no outstanding borrowings. Our outstanding debt facilities mature at various dates, primarily from July 2013 to 2019. Our debt maturities during the next five fiscal years are $3.4 billion, with $2.5 billion scheduled to mature in 2017. As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of our indebtedness, see Note 9—Debt in our unaudited consolidated financial statements for the 13-weeks ended March 30, 2013.

On a quarterly basis, we perform a review of all of our lenders that have a continuing obligation to provide funding to us by reviewing rating agency changes and discussing the obligations directly with the lenders. We are not aware of any facts that would cause us to conclude that our lender banks will not be able to comply with the contractual terms of their agreements with us. We continue to monitor the credit markets generally and the strength of our lender counterparties.

The Company, its Sponsors or affiliates may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, negotiated repurchases and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of our debt from time to time, our cash position and other considerations. Our Sponsors or their affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt is not retired and we would continue to pay interest in accordance with the terms of the debt.

Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. Certain debt agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding, together with all accrued unpaid interest and other amounts owed thereunder may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors. We are currently in compliance with all of our debt agreements.

Cash Flows

For the periods presented the following table presents condensed highlights from the cash flow statements:

	13-Weeks Ended
	March 30, 2013	March 31, 2012
	(in millions)
Net loss	$(95)	$(3)
Changes in operating assets and liabilies	(61)	(148)
Other adjustments	146	85

Net cash used in operating activities	(10)	(66)

Net cash used in investing activities	(51)	(122)

Net cash (used in) provided by financing activities	(32)	97

Net decrease in cash and cash equivalents	(93)	(91)
Cash and cash equivalents, beginning of period	242	203

Cash and cash equivalents, end of period	$149	$112

Operating Activities

Cash flows used in operating activities were $10 million for the 13-weeks ended March 30, 2013 compared to cash flows used in operating activities of $66 million for the 13-weeks ended March 31, 2012. Cash flows used in operating activities in 2013 were unfavorably impacted by changes in operating assets and liabilities, including an increase in accounts receivable and a decrease in accrued expenses and other liabilities, partially offset by an increase in accounts payable. Cash flows used in operating activities in 2012 were the result of changes in operating assets and liabilities, including increases in inventories and accounts receivable and a decrease in accrued expenses and other current liabilities, partially offset by an increase in accounts payable.

Cash flows used in operating activities decreased $56 million in 2013, as compared to 2012. Decreases in accounts receivable and inventories, partially offset by a decrease in accounts payable, resulted in a $43 million decrease in cash used in operations in 2013 as compared to 2012. The remainder of the decrease in cash flows used in operating activities is primarily due to the decrease in operating income.

Investing Activities

Cash flows used in investing activities for the 13-weeks ended March 30, 2013 included purchases of property and equipment of $55 million and proceeds from sales of property and equipment of $3 million. Cash flows used in investing activities for the 13-weeks ended March 31, 2012 included purchases of property and equipment of $125 million and proceeds from sales of property and equipment of $4 million.

Capital expenditures in 2013 and 2012 primarily included fleet replacement and investments in information technology to improve our business, as well as new construction and/or expansion of distribution facilities. We expect cash capital expenditures in 2013 to be approximately $230 million and to include expenditures for new facilities or facility expansions and information technology. We expect to fund our 2013 capital expenditures with either available cash balances or cash generated from operations. Additionally, we expect to enter into approximately $100 million of capital lease obligations for fleet replacement, of which $50 million was incurred during the 13-weeks ended March 30, 2013.

Financing Activities

Cash flows used in financing activities of $32 million for the 13-weeks ended March 30, 2013 were primarily a result of net payments on debt facilities, and costs and fees paid related to our January 2013 debt refinancing transactions. We used proceeds of $388 million from Senior Note issuances primarily to redeem $355 million in principal of our Senior Subordinated Notes, plus an early redemption premium of $20 million. We incurred total cash costs of $6 million in connection with the 2013 debt refinancing transaction. Additionally, we made net payments on our ABL Facility of $25 million as well as $13 million of scheduled payments on other debt facilities. In 2013, we paid $1 million to repurchase common shares of our parent company, USF Holding Corp., from employees after they ceased employment. The shares were acquired pursuant to a management stockholder’s agreement associated with the Company’s stock incentive plan.

Cash flows provided by financing activities of $97 million for the 13-weeks ended March 31, 2012 were primarily a result of $111 million of net working capital borrowings on our ABL Facility, partially offset by repayments on other debt facilities. We also received proceeds of $0.2 million from certain employees of the Company who purchased shares of USF Holding Corp. pursuant to a management stockholder’s agreement associated with the Company’s stock incentive plan.

Retirement Plans

We maintain several qualified retirement plans (the “Retirement Plans”) that pay benefits to certain employees at retirement using formulas based on a participant’s years of service and compensation. We contributed $9 million and $7 million to the Retirement Plans during the 13-weeks ended March 30, 2013 and March 31, 2012, respectively. Estimated required and discretionary contributions expected to be contributed by the Company to the Retirement Plans in 2013 total $49 million.

The Company also contributes to various multi-employer benefit plans under collective bargaining agreements. The Company made contributions to multi-employer benefit plans of $7 million during the 13-weeks ended March 30, 2013 and March 31, 2012. At March 30, 2013, we have $65 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031 at interest effectively at 6.5% to 6.7%. As discussed in Note 15 – Commitments and Contingencies in our unaudited consolidated financial statements for the 13-weeks ended March 30, 2013, we were assessed an additional $17 million multiemployer pension withdrawal liability for a facility closed in 2008. We believe we have meritorious defenses against the assessment for the additional pension withdrawal liability and intend to vigorously defend our self against the claim. We do not believe at this time that payment of such obligation is probable and, accordingly, no liability has been recorded.

Off-Balance Sheet Arrangements

We have entered into letters of credit of $100 million in favor of certain lessors securing our obligations with respect to certain leases or in favor of Ahold securing Ahold’s contingent exposure under guarantees of our obligations with respect to certain leases. Additionally, we entered into letters of credit of $179 million in favor of certain commercial insurers securing our obligations with respect to our insurance program and letters of credit of $15 million for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our most critical accounting policies and estimates pertain to the valuation of goodwill, other intangibles assets and property and equipment, accounts receivable, vendor consideration, self-insurance programs, and income taxes.

Valuation of Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the net assets recorded in connection with acquisitions. Other intangible assets include customer relationships, brand names and trademarks. As required, we assess goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently, if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment at the beginning of each fiscal year’s third quarter. For other intangible assets with definite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All goodwill is assigned to the consolidated Company as the reporting unit.

We assessed qualitative factors for our 2012 annual goodwill impairment assessment to conclude that it is not more likely than not that the fair value of our reporting unit is less than its carrying value. The qualitative factors we evaluated included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, as well as company specific events. Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a discounted cash flow analysis. Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of our impairment analysis.

Property and Equipment

Property and equipment held and used by us are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. For purposes of evaluating the recoverability of property and equipment, we compare the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. If the future cash flows included in a long-lived asset recoverability test do not exceed the carrying value, the carrying value is compared to the fair value of such asset. If the carrying value exceeds the fair value, an impairment charge is recorded for the excess. We also assess the recoverability of our facilities classified as Assets Held for Sale. If a facility’s carrying value exceeds its fair value, less an estimated cost to sell, an impairment charge is recorded for the excess. Assets Held for Sale are not depreciated. Impairments are recorded as a component of restructuring and tangible asset impairment charges in the consolidated statements of comprehensive (loss) income and a reduction of the assets’ carrying value on the consolidated balance sheets.

Vendor Consideration

We participate in various rebate and promotional incentives with our suppliers, primarily through purchase-based programs. Consideration earned under these incentives is recorded as a reduction of inventory cost as our obligations under the programs are fulfilled, primarily by the purchase of product. Consideration may be received in the form of cash and/or invoice deductions. Changes in the estimated amount of incentives to be received are treated as changes in estimates and are recognized in the period of change.

Self-Insurance Programs

We accrue estimated liability amounts for claims covering general liability, fleet liability, workers’ compensation and group medical insurance programs. The amounts in excess of certain levels are fully insured. We accrue our estimated liability for the self-insured medical insurance program, including an estimate for incurred but not reported claims, based on known claims and past claims history. We accrue an estimated liability for the general liability, fleet liability and workers’ compensation programs based on an assessment of exposure related to known claims and incurred but not reported claims, as applicable. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.

An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. We adjust the amounts recorded for uncertain tax positions when our judgment changes as a result of the evaluation of new information not previously available. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of Accumulated Other Comprehensive Income by the respective line items of net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. As this guidance only revises the presentation and disclosures related to the reclassification of items out of accumulated other comprehensive income, our adoption of this guidance in the first quarter of 2013 did not affect our financial position, results of operations or cash flows.

Forward-Looking Statements

Certain statements contained in this report include “forward-looking statements.” Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, including, without limitation, those risks and uncertainties discussed or referenced in Item 1A—Risk Factors in Part II of this Quarterly Report on Form 10-Q.

Some important factors that could affect our actual results include, among others, the following:

•	our ability to remain profitable during times of cost inflation, commodity volatility, and other factors;

•	competition in the industry and our ability to compete successfully;

•	our reliance on third-party suppliers, including the impact of any interruption of supplies or increases in product costs;

•	shortages of fuel and increases or volatility in fuel costs;

•	any declines in the consumption of food prepared away from home, including as a result of changes in the economy or other factors affecting consumer confidence;

•	costs and risks associated with labor relations and the availability of qualified labor;

•	any change in our relationships with GPOs;

•	our ability to increase sales to independent customers;

•	changes in industry pricing practices;

•	changes in cost structure of competitors;

•

costs and risks associated with government laws and regulations, including environmental, health, and safety, food safety, transportation, labor and employment, laws and regulations, and changes in existing laws or regulations;

•	technology disruptions and our ability to implement new technologies;

•	product liability claims relating to products that we distribute;

•	our ability to maintain a good reputation;

•	costs and risks associated with litigation;

•	our ability to manage future expenses and liabilities with respect to our retirement benefits;

•	our ability to successfully integrate future acquisitions;

•	our ability to achieve the benefits that we expect to achieve from our cost savings programs;

•	risks relating to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, and increases in interest rates; and

•	other factors discussed in this report.

In light of these risks, uncertainties and assumptions, the forward looking statements contained in this report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and commodity prices. A substantial portion of our debt facilities bear interest at floating rates based on LIBOR or the prime rate. Accordingly, we will be exposed to changes in interest rates. A 1% change in LIBOR and the prime rate would cause our interest expense on our $3 billion of floating rate debt facilities to change by approximately $3 million per year. This change does not consider the LIBOR floor of 1.5% on $2 billion in principal of our variable rate term loans.

We are exposed to certain risk arising from both our business operations and overall economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding. We have entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The derivative financial instruments were used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to investments and borrowings. We did not enter into derivatives or other financial instruments for trading or speculative purposes. We currently have no derivative financial instruments.

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively impact consumer spending, increase the price we pay for product purchases and increase the costs we incur to deliver product to our customers. To minimize our cost of fuel risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of March 30, 2013, we had diesel fuel forward purchase commitments totaling $95 million through December 2013, which locked in approximately 70% of our projected diesel fuel purchase needs for the contracted periods. A 10% change in diesel prices would cause our uncommitted diesel fuel costs through December 2013 to change by less than $10 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure under Section 13(r) of the Exchange Act

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are making the following disclosures based on information provided by our Sponsors, CD&R and KKR, and not due to the business activities conducted by US Foods.

CD&R has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts at Bank Melli with the approval of the French financial regulator (applying European Union law) during the period covered by this report. Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that during the period covered by this report, the SPIE subsidiary used the accounts to make two tax payments to the Government of Iran, withdrew cash to pay various administrative expenses, and received a transfer of funds from a vendor. The total volume of these transactions in the SPIE subsidiary’s accounts at Bank Melli, excluding transfers between those accounts, during the period covered by this report was the equivalent of less than $200,000 at the

Iranian Central Bank’s official exchange rate. CD&R has informed us that SPIE and its subsidiaries obtained no revenue or profit from these transactions, that CD&R and SPIE have disclosed these matters to the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”), that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries do not intend to conduct any transaction or dealing with Bank Melli or the Government of Iran in the future other than any transactions that may be authorized by the applicable French governmental authority and OFAC.

KKR has informed us that a European subsidiary of a portfolio company in which one of KKR’s private equity funds have invested provided certain limited disaster recovery services and hosted co-location of some hardware at the portfolio company’s premises in London for Bank Saderat PLC, a bank incorporated and based in the United Kingdom. The company has informed us that the gross revenue and net profits attributable to these activities was approximately £16,300 and £5,700, respectively, for the fiscal year ended December 31, 2012 and less than £5,000 each for the quarter ended March 31, 2013. We have been advised by KKR that the subsidiary terminated this contract in the first quarter of 2013 and that the portfolio company does not otherwise intend to enter into any Iran-related activity.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 15 to the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

See “Risk Factors” in the Company’s Registration Statements on Forms S-4 (333-185732 and 333-187667) filed with the SEC on April 2, 2013 and declared effective by the SEC on April 5, 2013. There have been no material changes in this information.

Item 6. Exhibits

Exhibit Number	Document Description

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	Interactive Data File.

*	Filed herewith.
†	Furnished with this Report.
^	To be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS, INC. (Registrant)

Date: May 7, 2013	By:	/S/ ALLAN D. SWANSON
Allan D. Swanson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)