Form 10-Q/A
period 2013-03-30
US FOODS, INC.
filed 2013-05-31
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of US Foods, Inc. for the period ended March 30, 2013 is being filed solely for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides financial information from the Quarterly Report on Form 10-Q of US Foods, Inc. for the 13-weeks ended March 30, 2013, formatted in XBRL. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934.

Item 6. Exhibits

Exhibit Number	Document Description

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	Interactive Data File.

*	Previously filed or furnished as an exhibit to the Quarterly Report on Form 10-Q of US Foods, Inc. for the period ended March 30, 2013.
†	Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS, INC. (Registrant)

Date: May 31, 2013	By:	/S/ ALLAN D. SWANSON
Allan D. Swanson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)