Form 10-Q
period 2013-06-29
US FOODS, INC.
filed 2013-08-13
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant is a privately held corporation and its equity shares are not publicly traded. At August 12, 2013, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by USF Holding Corp.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

US FOODS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share data)

	June 29,	December 29,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$202,895	$242,457
Accounts receivable — net	1,232,186	1,216,612
Vendor receivables — net	148,776	93,025
Inventories	1,065,412	1,092,492
Prepaid expenses	82,491	74,499
Deferred taxes	8,034	8,034
Other current assets	21,360	33,387

Total current assets	2,761,154	2,760,506
PROPERTY AND EQUIPMENT — Net	1,724,516	1,706,388
GOODWILL	3,832,384	3,833,301
OTHER INTANGIBLES — Net	815,729	889,453
DEFERRED FINANCING COSTS	48,146	49,038
OTHER ASSETS	21,332	24,720

TOTAL ASSETS	$9,203,261	$9,263,406

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$175,888	$161,791
Accounts payable	1,194,351	1,239,790
Accrued expenses and other current liabilities	387,414	388,306
Current portion of long-term debt	52,309	48,926

Total current liabilities	1,809,962	1,838,813
LONG-TERM DEBT	4,799,140	4,764,899
DEFERRED TAX LIABILITIES	364,494	365,496
OTHER LONG-TERM LIABILITIES	482,414	479,642

Total liabilities	7,456,010	7,448,850

COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value — authorized, issued, and outstanding, 1,000 shares	1	1
Additional paid-in capital	2,327,727	2,324,391
Accumulated deficit	(462,352)	(383,652)
Accumulated other comprehensive loss	(118,125)	(126,184)

Total shareholder’s equity	1,747,251	1,814,556

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$9,203,261	$9,263,406

See notes to unaudited consolidated financial statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
NET SALES	$5,658,748	$5,462,991	$11,063,670	$10,722,717
COST OF GOODS SOLD	4,686,933	4,519,594	9,182,716	8,902,879

Gross profit	971,815	943,397	1,880,954	1,819,838
OPERATING EXPENSES:
Distribution, selling and administrative costs	869,847	841,875	1,753,817	1,652,017
Restructuring and tangible asset impairment charges	1,776	8,385	3,568	8,391

Total operating expenses	871,623	850,260	1,757,385	1,660,408

OPERATING INCOME	100,192	93,137	123,569	159,430
INTEREST EXPENSE — Net	78,522	74,843	160,348	146,437
LOSS ON EXTINGUISHMENT OF DEBT	17,829	9,600	41,796	9,600

Income (loss) before income taxes	3,841	8,694	(78,575)	3,393
INCOME TAX (BENEFIT) PROVISION	(12,167)	2,992	125	1,180

NET INCOME (LOSS)	16,008	5,702	(78,700)	2,213
OTHER COMPREHENSIVE INCOME — Net of tax:
Changes in interest rate swap derivative, net of income tax provision of $-, $3,373, $847 and $5,854	—	5,259	542	9,118
Changes in retirement benefit obligations, net of income tax (benefit) provision of $(1,848), $1,365, $(847) and $2,724	5,183	2,108	7,517	4,222

COMPREHENSIVE INCOME (LOSS)	$21,191	$13,069	$(70,641)	$15,553

See notes to unaudited consolidated financial statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	26-Weeks Ended
	June 29, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(78,700)	$2,213
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	191,012	171,771
Gain on disposal of property and equipment	(1,636)	(1,298)
Loss on extinguishment of debt	41,796	9,600
Tangible asset impairment charges	1,860	5,040
Amortization of deferred financing costs	8,990	9,388
Amortization of Senior Notes original issue premium	(1,665)	—
Deferred tax (benefit) provision	(131)	1,236
Share-based compensation expense	5,897	3,204
Provision for doubtful accounts	11,167	1,801
Changes in operating assets and liabilities, net of acquisitions of businesses:
Increase in receivables	(81,599)	(140,790)
Decrease (increase) in inventories	27,081	(165,818)
Increase in prepaid expenses and other assets	(5,037)	(4,913)
(Decrease) increase in accounts payable and bank checks outstanding	(18,181)	241,955
Increase (decrease) in accrued expenses and other liabilities	8,640	(41,464)

Net cash provided by operating activities	109,494	91,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	11,466	5,261
Purchases of property and equipment	(97,198)	(198,927)
Acquisition of businesses	—	(17,986)

Net cash used in investing activities	(85,732)	(211,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancing	854,485	—
Proceeds from debt borrowings	888,088	1,071,000
Payment for debt financing costs and fees	(29,135)	(6,175)
Principal payments on debt and capital leases	(1,400,063)	(1,015,431)
Repurchase of senior subordinated notes	(375,144)	—
Proceeds from parent company stock sales	475	761
Parent company common stock repurchased	(2,030)	(475)

Net cash (used in) provided by financing activities	(63,324)	49,680

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,562)	(70,047)
CASH AND CASH EQUIVALENTS — Beginning of period	242,457	202,691

CASH AND CASH EQUIVALENTS — End of period	$202,895	$132,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$167,342	$143,282
Income taxes paid—net of payments	243	406
Property and equipment purchases included in accounts payable	11,975	25,190
Capital lease additions	51,945	—

See notes to unaudited consolidated financial statements.

US FOODS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW AND BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2012, filed as part of the Company’s Registration Statements on Form S-4 (Registration Nos. 333-185732 and 333-187667) with respect to the exchange offers, which were declared effective April 5, 2013. The consolidated financial statements reflect all adjustments which are of a normal and recurring nature that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that might be achieved for a full year.

Public Filer Status — On May 2, 2013, the Company’s two concurrent offers to exchange $1,350 million aggregate principal amount of outstanding 8.5% Senior Notes due 2019 (“Senior Notes”) for a like principal amount of notes registered under the Securities Act of 1933, as amended (the “Securities Act”) expired. As a result of the issuance of registered Senior Notes in connection with the exchange offers, the Company has become subject to rules and regulations of the SEC applicable to issuers of securities registered under the Securities Act, including periodic and current reporting requirements under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. As of the expiration of the exchange offers on May 2, 2013, approximately $1,324 million in aggregate principal amount of Senior Notes had been validly tendered into the exchange offers. The Company did not receive any proceeds as a result of the exchange offers. On June 6, 2013, the Company filed a Registration Statement on Form S-1 (Registration No. 333-189142) with the SEC to register the resale of approximately $26 million in principal of Senior Notes held by entities affiliated with KKR, one of our Sponsors. The selling noteholders may, from time to time, offer for sale the Senior Notes covered by this Registration Statement in one or more transactions. The Company is not selling any Senior Notes pursuant to the S-1 Registration Statement nor will the Company receive any proceeds from any sale of the Senior Notes by the selling noteholders. The Registration Statement on Form S-1 was declared effective on July 24, 2013. The Company incurred third party costs of $2 million in connection with the filing of its Registration Statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 29, 2012, filed as part of the Company’s Registration Statements on Form S-4 and Form S-1 (Registration Nos. 333-185732, 333-187667, and 333-189142). The following selected accounting policies should be read in conjunction with those discussed in those Registration Statements.

Use of Estimates — The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and notes thereto. Actual results could differ from these estimates. The most critical estimates used in the preparation of the Company’s consolidated financial statements pertain to the valuation of goodwill, other intangible assets, property and equipment, accounts receivable, vendor consideration, self-insurance programs and income taxes.

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

The Company records inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method, which “links” current costs to original costs in the base year when the Company adopted LIFO. At June 29, 2013 and December 29, 2012, the LIFO balance sheet reserves were $144 million and $136 million, respectively. As a result of changes in LIFO reserves, cost of goods sold increased $6 million in both of the 13-week periods ended June 29, 2013 and June 30, 2012, respectively, and increased $8 million and $4 million in the 26-weeks ended June 29, 2013 and June 30, 2012, respectively.

Property and Equipment — Property and equipment are stated at depreciated cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. At June 29, 2013 and December 29, 2012, property and equipment, net included accumulated depreciation of $995 million and $890 million, respectively. Depreciation expense was $60 million and $54 million for the 13-weeks ended June 29, 2013 and June 30, 2012, respectively, and $117 million and $105 million for the 26-weeks ended June 29, 2013 and June 30, 2012, respectively.

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

Impairments are recorded as a component of restructuring and tangible asset impairment charges in the consolidated statements of comprehensive income (loss) and a reduction of the assets’ carrying value in the consolidated balance sheets. See Note 10 — Restructuring and Tangible Asset Impairment Charges for a discussion of the Company’s long-lived asset impairment charges.

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

Business Acquisitions — The Company accounts for business acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition. Acquisitions, individually and in the aggregate, did not materially affect the Company’s results of operations or financial position for any period presented. The Company paid cash totaling $18 million for business acquisitions made during the 26-weeks ended June 30, 2012. The 2012 acquisitions were purchases which have been or are being integrated into our foodservice distribution network. Certain acquisitions involve contingent consideration in the event certain operating results are achieved over periods of up to two years. As of June 29, 2013 and December 29, 2012, the Company has accrued $6 million of contingent consideration relating to acquisitions.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This update requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when: (i) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required because the ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to affect the Company’s financial statements and related disclosures as it currently presents unrecognized tax benefits in its financial statements as a reduction of deferred tax assets.

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

The Company’s assets and liabilities measured at fair value on a recurring basis as of June 29, 2013 and December 29, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$18,100	$—	$—	$18,100

Balance at June 29, 2013	$18,100	$—	$—	$18,100

Recurring fair value measurements:
Interest rate swap derivative liability	$—	$(2,034)	$—	$(2,034)

Balance at December 29, 2012	$—	$(2,034)	$—	$(2,034)

Description	Level 1	Level 2	Level 3	Total
Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$10,930	$10,930

Balance at June 29, 2013	$—	$—	$10,930	$10,930

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$23,400	$23,400
Property and equipment	—	—	3,361	3,361
Contingent consideration payable for business acquisitions	—	—	5,500	5,500

Balance at December 29, 2012	$—	$—	$32,261	$32,261

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

The effect of the Company’s interest rate swap derivative financial instruments in the consolidated statement of other comprehensive loss for the 13-weeks ended June 30, 2012 and the 26-weeks June 29, 2013 and June 30, 2012, is as follows (in thousands):

Effect of Interest Rate Swap Derivative Instruments in the Consolidated Statements of Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax	Location of Loss Reclassified From Accumulated Other Comprehensive Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective portion), net of tax	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Income Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the 13-weeks ended June 30, 2012:
Interest rate swap derivative	$249	Interest expense — net	$(5,010)	Interest expense — net	$(935)

Effect of Interest Rate Swap Derivative Instruments in the Consolidated Statements of Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax	Location of Loss Reclassified From Accumulated Other Comprehensive Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective portion), net of tax	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Income Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the 26-weeks ended June 29, 2013:
Interest rate swap derivative	$(255)	Interest expense — net	$(797)	Interest expense — net	$645

For the 26-weeks ended June 30, 2012:
Interest rate swap derivative	$(1,018)	Interest expense — net	$(10,137)	Interest expense — net	$(935)

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

Nonrecurring Fair Value Measurements

Property and Equipment

Property and equipment held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. No impairments to the Company’s property and equipment were recognized during 2013. During 2012, the Company estimated the fair value of various property and equipment assets for purposes of recording necessary impairment charges. Fair value was estimated by the Company based on information received from real estate brokers. The Company recorded $5 million of tangible asset impairment charges in the second quarter of 2012 for property and equipment not classified as Assets Held for Sale.

The Company is required to record Assets Held for Sale at the lesser of the depreciated carrying amount or estimated fair value less costs to sell. During the first quarter of 2013, certain Assets Held for Sale were adjusted to equal their estimated fair value, less costs to sell, resulting in tangible asset impairment charges of $2 million. No impairments to the Company’s Assets Held for Sale were recognized during the 26-weeks ended June 30, 2012. Fair value was estimated by the Company based on information received from real estate brokers. The amounts included in the tables above, classified under Level 3 within the fair value hierarchy, represent the estimated fair values of those property and equipment that became the new carrying amounts at the time the impairments were recorded.

Other Fair Value Measurements

The carrying value of cash, restricted cash, accounts receivable, bank checks outstanding, accounts payable, accrued expenses and contingent consideration payable for business acquisitions approximate their fair values due to their short-term maturities.

The fair value of total debt, classified under Level 3 within the fair value hierarchy, approximated $4.9 billion as of June 29, 2013 and December 29, 2012, as compared to its aggregate carrying value of $4.8 billion as of June 29, 2013 and December 29, 2012. Fair value was estimated based upon a combination of the cash flows expected to be generated under the Company’s debt facilities, interest rates that are currently available to the Company for debt with similar terms and estimates of the Company’s overall credit risk.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

The Company and certain of its subsidiaries participate in accounts receivable sales and related agreements (the “2012 ABS Facility”). Under the 2012 ABS Facility, the Company and certain of its subsidiaries sell, on a revolving basis, their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary of the Company (the “Receivables Company”) which in turn grants to the administrative agent for the benefit of the lenders a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the consolidated balance sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral to cover the shortfall or, in lieu of providing cash collateral to cover the shortfall, it can pay down its borrowings on the 2012 ABS Facility. Due to sufficient eligible receivables available as collateral, no cash collateral was held at June 29, 2013 or December 29, 2012.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $686 million at June 29, 2013 and December 29, 2012. Included in the Company’s accounts receivable balance as of June 29, 2013 and December 29, 2012 was $961 million and $918 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 9 — Debt for a further description of the 2012 ABS Facility.

6.	RESTRICTED CASH

At June 29, 2013 and December 29, 2012, the Company had $7 million of restricted cash included in the Company’s consolidated balance sheets in other noncurrent assets. This restricted cash primarily represented security deposits and escrow amounts related to certain properties, primarily distribution centers, collateralizing the commercial mortgage-backed securities (“CMBS”) fixed loan facility. See Note 9 — Debt.

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

Customer relationship intangible assets with definite lives are carried at the acquired fair value less accumulated amortization. Customer relationship intangible assets are amortized over the estimated useful lives (four to ten years). Amortization expense was $37 million and $34 million for the 13-weeks ended June 29, 2013 and June 30, 2012, respectively, and $74 million and $67 million for the 26-weeks ended June 29, 2013 and June 30, 2012, respectively.

The carrying amount of the Company’s goodwill was $3,832 million and $3,833 million at June 29, 2013 and December 29, 2012, respectively. No impairment to the Company’s goodwill has been recognized since the Acquisition in 2007.

Other intangibles, net, consisted of the following (in thousands):

	June 29,	December 29,
	2013	2012
Customer relationships — amortizable:
Gross carrying amount	$1,366,046	$1,366,056
Accumulated amortization	(803,117)	(729,403)

Net carrying value	562,929	636,653

Brand names and trademarks — not amortizing	252,800	252,800

Total other intangibles — net	$815,729	$889,453

The 2013 decrease in goodwill and customer relationships is primarily attributable to the finalization of the purchase price valuation of a business acquired during the second half of 2012.

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

The Company classifies its closed facilities as Assets Held for Sale at the time management commits to a plan to sell the facility and it is unlikely the plan will be changed, the facility is actively marketed and available for immediate sale and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as Assets Held for Sale for more than one year as the Company continues to actively market the facilities at reasonable prices. For all properties held for sale, the Company has exited operations from the facilities and, thus, the properties are no longer productive assets. Further, the Company has no history of changing its plan to dispose of a facility once the decision has been taken. At June 29, 2013 and December 29, 2012, $5 million and $12 million of closed facilities, respectively, were included in Assets Held for Sale for more than one year. Assets Held for Sale is included in the Company’s consolidated balance sheets in other current assets.

The change in Assets Held for Sale for the 26-weeks ended June 29, 2013 is as follows (in thousands):

Balance at beginning of period	$23,193
Assets sold	(9,273)
Tangible asset impairment charges	(1,860)

Balance at end of the period	$12,060

During 2013, the Company sold two facilities previously classified as Assets Held for Sale for net proceeds of $10 million, which approximated their carrying values. As discussed in Note 4 — Fair Value Measurements, during the first quarter of 2013, certain Assets Held for Sale were adjusted to equal their estimated fair value less costs to sell resulting in tangible asset impairment charges of $2 million.

9.	DEBT

The Company’s debt at June 29, 2013 and December 29, 2012 is comprised of the following (in thousands):

		Interest Rate at
	Contractual	June 29,	June 29,	December 29,
Debt Description	Maturity	2013	2013	2012
ABL Facility	May 11, 2016	3.64%	$130,000	$170,000
2012 ABS Facility	August 27, 2015	1.47	686,000	686,000
Amended 2011 Term Loan	March 31, 2019	4.50	2,100,000	—
2011 Term Loan	—	—	—	418,625
Amended 2007 Term Loan	—	—	—	1,684,086
CMBS Fixed Facility	August 1, 2017	6.38	472,391	472,391
Cash Flow Revolver	July 3, 2013	—	—	—
Senior Notes	June 30, 2019	8.50	1,350,000	975,000
Senior Subordinated Notes	—	—	—	355,166
Obligations under capital leases	2019-2025	4.45–5.20	80,314	31,075
Other debt	2018-2031	5.75–9.00	12,768	12,966

Total debt			4,831,473	4,805,309
Add unamortized premium			19,976	8,516
Less current portion of long-term debt			(52,309)	(48,926)

Long-term debt			$4,799,140	$4,764,899

As of June 29, 2013, $1,915 million of the total debt was at a fixed rate and $2,916 million was at a floating rate.

Debt Refinancing

2013 Term Loan Amendment

On June 7, 2013, the Company amended its senior secured 2011 Term Loan (“Amended 2011 Term Loan”) resulting in the following:

•

The aggregate principal amount outstanding of the 2011 Term Loan was increased from $417 million to $2,100 million and the maturity date of the loan facility was extended from March 31, 2017 to March 31, 2019;

•	The interest rate on outstanding borrowings was reduced to Prime plus 2.5% or the London InterBank Offered Rate (“LIBOR”) plus 3.5%, with a LIBOR floor of 1.0%;

•

The Amended 2011 Term Loan refinanced the outstanding principal amounts of $1,674 million under the Amended 2007 Term Loan and $417 million under the 2011 Term Loan resulting in the following transactions in which:

•	The Company repaid an aggregate of $295 million in principal of the 2011 Term Loan and the Amended 2007 Term Loan to lenders electing full payouts of their term loan holdings.

•

Continuing lenders refinanced an aggregate of $1,634 million in principal of their 2011 Term Loan and Amended 2007 Term Loan holdings for a like amount in principal of the Amended 2011 Term Loan. The continuing lenders purchased an additional $209 million in principal of the Amended 2011 Term Loan from non-continuing lenders. Also, continuing lenders purchased $162 million in principal of the Amended 2011 Term Loan from other continuing lenders electing to decrease their holdings in the new debt facility.

•	The Company sold $95 million in principal of the Amended 2011 Term Loan to new lenders.

•	The Company incurred $21 million of transaction costs (primarily loan fees, arrangement fees, rating agency fees and legal fees) relating to the Amended 2011 Term Loan.

The Company performed an analysis by creditor to determine if the terms of the Amended 2011 Term Loan were substantially different from the previous term loan facilities. Based upon the Company’s analysis, it was determined that continuing lenders holding a significant portion of the Amended 2011 Term Loan had terms that were substantially different from their original loan agreements and, as a consequence, this portion of the transaction was accounted for as an extinguishment of debt and the contemporaneous acquisition of new debt. Lenders holding the remaining portion of the Amended 2011 Term Loan had terms that were not substantially different from their original loan agreements and, as a consequence, this portion of the transaction was accounted for as a debt modification as opposed to an extinguishment of debt.

The Amended 2011 Term Loan resulted in an $18 million loss on refinancing and such amount has been classified as an extinguishment of debt. The Company wrote-off $9 million of unamortized debt issuance costs and expensed $5 million of loan fees relating to the portion of the transaction accounted for as an extinguishment of debt. Additionally the Company expensed $4 million of third party costs allocated to the portion of the transaction accounted for as a debt modification. Unamortized debt issuance costs of $6 million will be carried forward and will be amortized through March 31, 2019, the maturity date of the Amended 2011 Term Loan. Upon completion of the transaction on June 7, 2013, entities affiliated with KKR held $290 million of the Amended 2011 Term Loan.

2013 Senior Subordinated Notes Redemption

On January 16, 2013, the Company completed a series of transactions in which it:

•

Redeemed the remaining $355 million in aggregate principal amount of its 11.25% Senior Subordinated Notes (“Senior Subordinated Notes”) due June 30, 2017 at a price equal to 105.625% of the principal amount of such Senior Subordinated Notes, plus accrued and unpaid interest to the redemption date; and

•

Issued an additional $375 million in aggregate principal amount of its 8.5% Senior Notes due June 30, 2019 to fund the Senior Subordinated Notes redemption. The Senior Notes were issued at a price equal to 103.5% of the principal amount for gross proceeds of $388 million. Entities affiliated with KKR were initial purchasers of $6 million in aggregate principal of Senior Notes.

The redemption of the Senior Subordinated Notes resulted in a loss on extinguishment of debt of $24 million, including an early redemption premium of $20 million and a write-off of $4 million of unamortized debt issuance costs relating to the Senior Subordinated Notes. Additionally, the Company incurred third party costs (principally transaction and legal fees) of $6 million relating to this transaction. An entity affiliated with CD&R held all of the redeemed Senior Subordinated Notes.

2012 Term Loan Amendment

On June 6, 2012, the Company entered into an agreement to amend its 2007 Term Loan scheduled to mature on July 3, 2014. Holders of $1,241 million in principal of the 2007 Term Loan, as of June 6, 2012, consented to extend the maturity date of their debt holdings from July 3, 2014 to March 31, 2017. As consideration for the modification, the interest rate on the extended 2007 Term Loan was increased to Prime plus 2.5% or LIBOR plus 4.25% with a LIBOR floor of 1.5%. The Company paid fees of $4 million to the 2007 Term Loan holders in consideration for their approval and/or participation in the transaction. Additionally, the Company incurred third party costs (principally transaction and legal fees) of $3 million relating to this transaction. The amendment did not require the repayment of the 2007 Term Loan and the receipt of new loan proceeds. However, the terms of the amended 2007 Term Loan were determined to be substantially different from the original agreement and, as a consequence, the amendment was accounted for as an extinguishment of debt and the contemporaneous acquisition of new debt. The 2007 Term Loan amendment resulted in a second quarter 2012 loss on extinguishment of debt of $10 million, including the write-off of $6 million of unamortized debt issuance costs relating to the 2007 Term Loan and fees paid to debt holders of $4 million. Entities affiliated with KKR holding $321 million of the 2007 Term Loan as of June 6, 2012, participated in the transaction.

Following is a description of each of the Company’s debt instruments outstanding as of June 29, 2013:

•

The 2012 ABS Facility provides commitments to fund up to $800 million against certain customer accounts receivable and related assets originated by US Foods, Inc. and certain of its subsidiaries through August 27, 2015. The Company has borrowed $686 million under the 2012 ABS Facility, the entire amount available to it based on its available collateral at August 27, 2012. The Company, at its option, can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. The portion of the loan held by the lenders who fund the loan with commercial paper bears interest at the lender’s commercial paper rate plus any other costs associated with the issuance of commercial paper plus 1.25% and an unused commitment fee of 0.35%. The portion of the loan held by lenders who do not fund the loan with commercial paper bears interest at LIBOR plus 1.25% and an unused commitment fee of 0.35%. See Note 5 — Accounts Receivable Financing Program for a further description of the Company’s 2012 ABS Facility.

•

An asset backed senior secured revolving loan facility, the ABL Facility, provides for loans of up to $1,100 million with its capacity limited by borrowing base calculations. As of June 29, 2013, the Company had $130 million of outstanding borrowings and had issued Letters of Credit totaling $293 million under the ABL Facility. Outstanding Letters of Credit included $99 million issued in favor of certain lessors securing Ahold’s contingent exposure under guarantees of our obligations with respect to certain leases, $179 million issued in favor of certain commercial insurers securing our obligations with respect to our self-insurance program and letters of credit of $15 million for other obligations. There is available capacity on the ABL Facility of $677 million at June 29, 2013, based on the borrowing base calculation. As of June 29, 2013, the Company can periodically elect to pay interest under the amended ABL Facility at Prime plus 1.25% or LIBOR plus 2.25% on the majority of the facility. On borrowings up to $75 million, the facility bears interest at Prime plus 2.5% or LIBOR plus 3.5%. The ABL facility also carries letter of credit fees of 2.25% and an unused commitment fee of 0.38%. The Company anticipates repaying all or substantially all of the outstanding ABL borrowings at times during the next twelve months and reborrowing funds under the facility as needed. The Company anticipates its borrowing base capacity will exceed its ABL facility borrowing needs at all times within the next twelve months and, accordingly, it has included these borrowings in long-term debt in its consolidated balance sheet at June 29, 2013.

•

A senior secured term loan, or the Amended 2011 Term Loan, consists of a senior secured term loan with outstanding borrowings of $2,100 million at June 29, 2013. The 2011 Term Loan bears interest equal to Prime plus 2.5% or LIBOR plus 3.5%, with a LIBOR floor of 1.0%, based on a periodic election of the interest rate by the Company. Principal repayments of $5 million are payable quarterly with the balance due at maturity. The 2011 Term Loan may require mandatory repayments upon the sale of certain assets or based on excess cash flow generated by the Company, as defined in the agreement. As of June 29, 2013, entities affiliated with KKR held $290 million of the Company’s Amended 2011 Term Loan debt. The interest rate for all borrowings on the Amended 2011 Term Loan was 4.5%, the LIBOR floor of 1.0% plus 3.5%, at June 29, 2013.

•	The CMBS Fixed Facility provides financing of $472 million and is secured by mortgages on 38 properties, consisting primarily of distribution centers. The CMBS Fixed Facility bears interest at 6.38%.

•

A senior secured revolving credit facility, or the Cash Flow Revolver, provided for loans of up to $100 million. There was no balance outstanding as of June 29, 2013. The Cash Flow Revolver matured on July 3, 2013.

•

The unsecured Senior Notes, with outstanding principal of $1,350 million at June 29, 2013, bear interest at 8.5%. Unamortized original issue premium associated with the 2013 and 2012 Senior Notes issuances of $20 million at June 29, 2013 will be amortized as a reduction of interest expense over the remaining life of this debt facility. As of June 29, 2013, entities affiliated with KKR held $27 million of the Company’s Senior Notes.

Substantially all of our assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and restricted cash of the Company. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventory and tractors and trailers owned by the Company. The CMBS Fixed Facility is collateralized by mortgages on the 38 related properties. The obligations of the Company under the Amended 2011 Term Loan and the Cash Flow Revolver are guaranteed by security in all of the capital stock of the Company’s subsidiaries, each of the direct and indirect 100% owned domestic subsidiaries, as defined in the agreements, and are secured by substantially all assets of the Company and its subsidiaries not pledged under the 2012 ABS Facility and the CMBS Facilities. More specifically, the Amended 2011 Term Loan is pari passu with the Cash Flow Revolver, has priority over certain collateral securing the ABL Facility and has second priority for other collateral securing the ABL Facility. The former CMBS Floating Facility was collateralized by mortgages on 15 related properties until July 9, 2012 when its outstanding borrowings were repaid. Currently, 14 properties remain in the special purpose, bankruptcy remote subsidiary of the Company and are not pledged as collateral under any of the Company’s debt agreements.

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

During 2013, certain Assets Held for Sale were adjusted to equal their estimated fair value less costs to sell resulting in tangible asset impairment charges of $2 million. During 2013, we also incurred $2 million of severance costs, including $1 million for a multiemployer pension withdrawal liability. During the 26-weeks ended June 30, 2012, we recognized restructuring and tangible asset impairment charges of $8 million. We announced the closing of two facilities, consisting of a distribution facility and an administrative support facility. The closed facilities ceased operations during the second half of 2012 and were consolidated into other Company facilities. The closing of the two facilities resulted in $5 million of tangible asset impairment charges and minimal severance and related costs. During the 26-weeks ended June 30, 2012, we also recognized $3 million of severance costs primarily relating to 2011 initiatives.

A summary of the restructuring charges during the 13-weeks and 26-weeks ended June 29, 2013 and June 30, 2012 is as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Severance and related costs	$1,690	$3,345	$2,159	$3,351
Facility closing costs	86	—	(451)	—
Tangible asset impairment charges	—	5,040	1,860	5,040

Total	$1,776	$8,385	$3,568	$8,391

The following table summarizes the changes in the restructuring liabilities for the 26-weeks ended June 29, 2013 (in thousands):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total
Balance at December 29, 2012	$74,121	$3,177	$77,298
Current period charges	2,167	180	2,347
Change in estimate	(8)	(631)	(639)
Payments and usage — net of accretion	(5,706)	(335)	(6,041)

Balance at June 29, 2013	$70,574	$2,391	$72,965

The $71 million of restructuring liabilities as of June 29, 2013 for severance and related costs include $63 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031 at interest effectively at 5.9% to 6.7%.

11.	RELATED PARTY TRANSACTIONS

The Company pays a $0.8 million monthly management fee to investment funds associated with or managed by the Sponsors. For each of the 13-week periods ended June 29, 2013 and June 30, 2012, the Company recorded management fees and related expenses of $2 million. For each of the 26-week periods ended June 29, 2013 and June 30, 2012, the Company recorded management fees and related expenses of $5 million. The management fees are reported as distribution, selling and administrative costs in the consolidated statements of comprehensive income (loss). Affiliates of KKR received transaction fees of $2 million for services relating to the 2013 debt refinancing transactions and $0.5 million related to the 2012 debt refinancing transaction.

As discussed in Note 9 — Debt, entities affiliated with the Sponsors hold various positions in some of our debt facilities and participated in our 2013 debt refinancing transactions. Entities affiliated with KKR initially held $290 million of the Amended 2011 Term Loan upon completion of the transaction in June 2013 and were initial purchasers of $6 million in aggregate principal of Senior Notes sold in January 2013. At June 29, 2013, entities affiliated with KKR held $317 million in aggregate principal of the Company’s debt facilities.

12.	RETIREMENT PLANS

The Company has defined benefit and defined contribution retirement plans for its employees. Also, the Company contributes to various multiemployer plans under collective bargaining agreements and provides certain health care benefits to eligible retirees and their dependents.

The components of net pension and other post retirement benefit costs for the periods presented are as follows (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$8,030	$6,426	$39	$36
Interest cost	8,368	9,446	108	128
Expected return on plan assets	(10,481)	(10,329)	—	—
Amortization of prior service cost	49	25	—	—
Amortization of net loss	3,258	3,439	28	9

Net periodic benefit costs	$9,224	$9,007	$175	$173

	26-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$16,060	$12,852	$77	$71
Interest cost	16,736	18,893	216	256
Expected return on plan assets	(20,963)	(20,658)	—	—
Amortization of prior service cost	99	51	—	—
Amortization of net loss	6,515	6,879	56	17

Net periodic benefit costs	$18,447	$18,017	$349	$344

During the 13-weeks ended June 29, 2013 and June 30, 2012, the Company reclassified $3 million out of accumulated other comprehensive income to distribution, selling and administrative costs relating to retirement benefit obligations. During the 26-weeks ended June 29, 2013 and June 30, 2012, the Company reclassified $7 million out of accumulated other comprehensive income to distribution, selling and administrative costs relating to retirement benefit obligations.

The Company contributed $19 million and $16 million to its defined benefit and other postretirement plans during the 26-week periods ended June 29, 2013 and ended June 30, 2012, respectively. The Company anticipates making $49 million in contributions, including payments described above, to its pension plans and other postretirement plans during fiscal year 2013.

13.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents of amounts reclassified out of accumulated other comprehensive loss by component for the periods presented as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
Accumulated Other Comprehensive Loss Components	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Defined benefit retirement plans:
Balance at beginning of period (1)	$(123,308)	$(109,368)	$(125,642)	$(111,482)

Other comprehensive income before reclassifications	—	—	—	—
Amortization of prior service cost (2)	49	25	99	51
Amortization of net loss (2)	3,286	3,448	6,571	6,895

Total before income tax (3)	3,335	3,473	6,670	6,946
Income tax (benefit) provision	(1,848)	1,365	(847)	2,724

Current period comprehensive income, net of tax	5,183	2,108	7,517	4,222

Balance at end of period (1)	$(118,125)	$(107,260)	$(118,125)	$(107,260)

Interest rate swap derivative cash flow hedge:
Balance at beginning of period (1)	$—	$(14,253)	$(542)	$(18,112)

Other comprehensive income before reclassifications	—	409	(653)	(1,673)
Amounts reclassified from other comprehensive income (4)	—	8,223	2,042	16,645

Total before income tax	—	8,632	1,389	14,972
Income tax provision	—	3,373	847	5,854

Current period comprehensive income, net of tax	—	5,259	542	9,118

Balance at end of period (1)	$—	$(8,994)	$—	$(8,994)

Accumulated Other Comprehensive Loss end of period (1)	$(118,125)	$(116,254)	$(118,125)	$(116,254)

(1)	Amounts are presented net of tax.
(2)	Included in the computation of net periodic benefit costs. See Note – 12 Retirement Plans for additional information.
(3)	Included in distribution, selling and administration expenses in the consolidated statements of comprehensive income (loss).
(4)	Included in interest expense-net in the consolidated statements of comprehensive income (loss).

14.	INCOME TAXES

The Company’s effective income tax rates for the 13-week periods ended June 29, 2013 and June 30, 2012, were (317)% and 34%, respectively. The Company’s effective income tax rates for the 26-week periods ended June 29, 2013 and June 30, 2012, were 0% and 35%, respectively. The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various U.S. federal and state jurisdictions. Tax law changes, increases and decreases in permanent differences between book and tax items, tax credits and the Company’s change in income from each jurisdiction all affect the overall effective tax rate.

The effective tax rate for the 13-week period ended June 29, 2013 varied from the federal statutory rate of 35% primarily due to a revision of estimated annual book income and a $9 million increase in our valuation allowance as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities. The effective tax rate for the 26-week period ended June 29, 2013 varied from the federal statutory rate of 35% primarily due to expenses not deductible for federal income tax purposes and a $20 million increase in our valuation allowance as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities. For the 26-week period ended June 29, 2013, the Company has utilized an annual effective tax rate for purposes of determining its year-to-date tax expense, excluding the effect of tax expense on the amortization of its tax goodwill and trademarks, which was instead measured discretely by quarter to calculate income taxes resulting in the valuation allowance being recognized ratably during 2013 consistent with the tax amortization of goodwill and trademarks. For the 26-week period ended June 29, 2013, the Company concluded that the use of the expected annual effective tax rate, but excluding the effective rate effects of the tax goodwill and trademarks amortization was more appropriate than use of the comprehensive expected annual effective tax rate.

Management concluded that to use the forecast annual effective tax rate with the amortization of tax goodwill and trademarks included would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. The impact of including the tax goodwill and trademarks amortization in the annual effective tax rate computation, as applied to the year-to-date pre-tax loss of $79 million, would be distortive to the financial statements. It is as a result of that effect that management concluded that the readers of the financial statements would best benefit from a tax provision for the quarter that reflects the accretion of the valuation allowance on a discrete, ratable basis.

We have a valuation allowance against our net deferred tax assets (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill, trademarks and other indefinite lived intangible assets that are not amortized for financial reporting purposes. The deferred tax liability remains on the balance sheet indefinitely until such time the related assets are impaired or the business to which those assets relate are disposed. As the deferred tax liability could have an indefinite life, it is not netted against our deferred tax assets when determining the required valuation allowance. The valuation allowance was established based upon management’s assessment of all available evidence, both positive and negative, including current and historical operating results and potential tax-planning strategies. The conclusion was based primarily on our cumulative pretax losses in recent years and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. Given the Company’s cumulative loss position, there was no reliance placed upon future income projections. The valuation allowance was $129 million at December 29, 2012. Our deferred tax assets related to federal and state net operating losses, increased $20 million during the 26-weeks ending June 29, 2013, which resulted in a total valuation allowance of $149 million at June 29, 2013. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

15.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company enters into purchase orders with vendors and other parties in the ordinary course of business. The Company has a limited number of long-term purchase contracts with vendors that require it to buy a predetermined volume of goods.

Indemnification by Ahold for Certain Matters — In connection with the Acquisition, Ahold committed to indemnify and hold harmless the Company from and against damages (which includes losses, liabilities, obligations, and claims of any kind) and litigation costs (including attorneys’ fees and expenses) suffered, incurred or paid after the Closing Date relating to certain matters. The Company was responsible for the first $40 million of damages and litigation expenses incurred after the closing of the Acquisition related to such matters and Ahold’s indemnification obligations apply to any such damages and litigation expenses as may be incurred after the Closing Date in excess of $40 million. As of the end of its 2009 fiscal year, the Company had incurred $40 million in costs related to these matters; therefore, any future litigation expenses related to the aforementioned matters are subject to the rights of indemnification from Ahold. As of June 29, 2013, no material amounts are due to the Company from Ahold under the indemnification agreement.

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

California 2010 Labor Code Claim — In April 2010, a putative class action complaint was filed against the Company in California alleging the Company failed to meet its obligations under the California Labor Code related to the provision of meals and breaks for certain drivers. The case has been removed to federal court. In December 2011, the parties reached a tentative settlement of all claims, subject to court approval, and the Company recorded a liability of $3 million to reflect the settlement. In September 2012, the court entered final approval of the settlement which the Company paid into the court’s escrow account in October 2012. As of June 29, 2013, the settlement funds have been distributed to substantially all of the identified class members in accordance with the court approved settlement.

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

Pricing Litigation — In October 2006, two customers filed a putative class action against the Company and Ahold. In December 2006, an amended complaint was filed naming a third plaintiff. The complaint focuses on certain pricing practices of the Company in contracts with some of its customers. In February 2007, the Company filed a motion to dismiss the complaint. In August 2007, two additional customers of the Company filed putative class action complaints. These two additional lawsuits are based upon the pricing practices at issue in the case described in the first two sentences of this paragraph. In November 2007, the Judicial Panel on Multidistrict Litigation ordered the transfer of the two subsequently filed lawsuits to the jurisdiction in which the first lawsuit was filed, the U.S. District Court for the District of Connecticut, for consolidated or coordinated proceedings. In June 2008, the Plaintiffs filed their consolidated and amended class action complaint; the Company moved to dismiss this complaint. In August 2009, the Plaintiffs filed a motion for class certification. In December 2009, the court issued a ruling on the Company’s motion to dismiss, dismissing Ahold from the case and also dismissing certain of the plaintiffs’ claims. On November 30, 2011, the court issued its ruling granting the plaintiffs’ motion to certify the class. On April 4, 2012, the U.S. Court of Appeals for the Second Circuit granted the Company’s request to appeal the district court’s decision which granted class certification. Oral argument was held on May 29, 2013 before the appeals court, and we await the court’s decision. In the meantime, the case continues through the discovery stage. The Company believes it has meritorious defenses to the remaining claims and continues to vigorously defend against the lawsuit. The Company does not believe at this time that an unfavorable outcome from this matter is probable and, accordingly, no such liability has been recorded. Due to the inherent uncertainty of legal proceedings, it is reasonably possible the Company could suffer a loss as a result of this matter. An estimate of a possible loss or range of loss from this matter cannot be made. However, any potential liability is subject to the Company’s rights of indemnification from Ahold to the extent and as described above.

Other — In addition to the legal proceedings described above, the Company and its subsidiaries are parties to a number of other legal proceedings arising out of their business operations. Such other legal proceedings, however, are subject to inherent uncertainties and the outcome of individual matters is not predictable. It is possible that the Company could be required to make expenditures, in excess of established provisions, in amounts that cannot reasonably be estimated. However, the Company believes that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

16.	GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following consolidating schedules present condensed financial information of (i) the Company; (ii) certain of its subsidiaries (Guarantors) that guarantee certain obligations of the Company (the Senior Notes; the ABL Facility; the Amended 2011 Term Loan; and the Cash Flow Revolver); and (iii) its other subsidiaries (Non-Guarantors). The Guarantors under the Senior Notes are identical to the Guarantors under the ABL Facility; the Amended 2011 Term Loan; and the Cash Flow Revolver. Separate financial statements and other disclosures with respect to the Guarantor subsidiaries have not been provided because the Company believes the following information is sufficient, as the Guarantor subsidiaries are 100% owned by the Company and all guarantees under the Senior Notes are full and unconditional and joint and several, subject to certain release provisions which the Company has concluded are customary and therefore consistent with the Company’s ability to present condensed financial information of the Guarantors. Under the Senior Notes, a Guarantor subsidiary’s guarantee may be released when any of the following occur: (i) the sale of the Guarantor subsidiary or all of its assets; (ii) a merger or consolidation of the Guarantor subsidiary with and into the Company or another Guarantor subsidiary; (iii) upon the liquidation of the Guarantor subsidiary following the transfer of all of its assets to the Company or another Guarantor subsidiary; (iv) the rating on the securities is changed to investment grade; (v) the requirements for legal defeasance or covenant defeasance or discharge of the obligation have been satisfied; (vi) the Guarantor subsidiary is declared unrestricted for covenant purposes; or (vii) the Guarantor subsidiary’s guarantee of other indebtedness is terminated or released.

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

	Condensed Consolidating Balance Sheet June 29, 2013 (in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable—net	$255,114	$30,520	$946,552	$—	$1,232,186
Inventories	1,013,453	51,959	—	—	1,065,412
Other current assets	375,812	6,183	81,561	—	463,556
Property and equipment	860,014	84,193	780,309	—	1,724,516
Goodwill	3,832,384	—	—	—	3,832,384
Other intangibles	815,729	—	—	—	815,729
Investments in subsidiaries	1,357,120	—	—	(1,357,120)	—
Intercompany receivables	—	600,979	—	(600,979)	—
Other assets	58,795	17	33,866	(23,200)	69,478

Total assets	$8,568,421	$773,851	$1,842,288	$(1,981,299)	$9,203,261

Accounts payable	$1,153,455	$40,896	$—	$—	$1,194,351
Other current liabilities	574,564	15,179	25,868	—	615,611
Long-term debt	3,649,841	12,791	1,136,508	—	4,799,140
Intercompany payables	578,972	—	22,007	(600,979)	—
Other liabilities	864,338	—	5,770	(23,200)	846,908
Shareholder’s equity	1,747,251	704,985	652,135	(1,357,120)	1,747,251

Total liabilities and shareholder’s equity	$8,568,421	$773,851	$1,842,288	$(1,981,299)	$9,203,261

	Condensed Consolidating Balance Sheet December 29, 2012 (in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable—net	$283,325	$31,303	$901,984	$—	$1,216,612
Inventories	1,041,628	50,864	—	—	1,092,492
Other current assets	357,830	5,937	87,635	—	451,402
Property and equipment	834,116	85,486	786,786	—	1,706,388
Goodwill	3,833,301	—	—	—	3,833,301
Other intangibles	889,453	—	—	—	889,453
Investments in subsidiaries	1,319,079	—	—	(1,319,079)	—
Intercompany receivables	—	573,654	—	(573,654)	—
Other assets	61,977	17	34,964	(23,200)	73,758

Total assets	$8,620,709	$747,261	$1,811,369	$(1,915,933)	$9,263,406

Accounts payable	$1,204,529	$35,113	$148	$—	$1,239,790
Other current liabilities	561,032	12,334	25,657	—	599,023
Long-term debt	3,628,391	—	1,136,508	—	4,764,899
Intercompany payables	549,633	—	24,021	(573,654)	—
Other liabilities	862,568	—	5,770	(23,200)	845,138
Shareholder’s equity	1,814,556	699,814	619,265	(1,319,079)	1,814,556

Total liabilities and shareholder’s equity	$8,620,709	$747,261	$1,811,369	$(1,915,933)	$9,263,406

	Condensed Consolidating Statement of Comprehensive Income (Loss) 13-Weeks Ended June 29, 2013 (in thousands)
	US Foods, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$5,515,864	$142,884	$23,450	$(23,450)	$5,658,748
Cost of goods sold	4,573,934	112,999	—	—	4,686,933

Gross profit	941,930	29,885	23,450	(23,450)	971,815
Operating expenses:
Distribution, selling and admininstrative	861,121	22,767	13,985	(28,026)	869,847
Restructuring and tangible asset impairment charges	1,776	—	—	—	1,776

Total operating expenses	862,897	22,767	13,985	(28,026)	871,623

Operating income	79,033	7,118	9,465	4,576	100,192
Interest expense—net	66,916	302	11,304	—	78,522
Loss on extinguishment of debt	17,829	—	—	—	17,829
Other expense (income)—net	27,847	(4,576)	(27,847)	4,576	—

(Loss) income before income taxes	(33,559)	11,392	26,008	—	3,841
Income tax (benefit) provision	(20,163)	—	7,996	—	(12,167)
Equity in earnings of subsidiaries	29,404	—	—	(29,404)	—

Net income (loss)	16,008	11,392	18,012	(29,404)	16,008
Other comprehensive income	5,183	—	—	—	5,183

Comprehensive income (loss)	$21,191	$11,392	$18,012	$(29,404)	$21,191

	Condensed Consolidating Statement of Comprehensive Income (Loss) 13-Weeks Ended June 30, 2012 (in thousands)
	US Foods, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$5,313,578	$149,413	$23,796	$(23,796)	$5,462,991
Cost of goods sold	4,398,437	121,157	—	—	4,519,594

Gross profit	915,141	28,256	23,796	(23,796)	943,397
Operating expenses:
Distribution, selling and admininstrative	831,191	24,021	14,810	(28,147)	841,875
Restructuring and tangible asset impairment charges	8,385	—	—	—	8,385

Total operating expenses	839,576	24,021	14,810	(28,147)	850,260

Operating income	75,565	4,235	8,986	4,351	93,137
Interest expense—net	62,904	—	11,939	—	74,843
Loss on extinguishment of debt	9,600	—	—	—	9,600
Other expense (income)—net	24,712	(4,351)	(24,712)	4,351	—

(Loss) income before income taxes	(21,651)	8,586	21,759	—	8,694
Income (benefit) tax provision	(4,124)	—	7,116	—	2,992
Equity in earnings of subsidiaries	23,229	—	—	(23,229)	—

Net income (loss)	5,702	8,586	14,643	(23,229)	5,702
Other comprehensive income	7,367	—	—	—	7,367

Comprehensive income (loss)	$13,069	$8,586	$14,643	$(23,229)	$13,069

	Condensed Consolidating Statement of Comprehensive Income (Loss) 26-Weeks Ended June 29, 2013 (in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$10,780,450	$283,220	$47,018	$(47,018)	$11,063,670
Cost of goods sold	8,957,368	225,348	—	—	9,182,716

Gross profit	1,823,082	57,872	47,018	(47,018)	1,880,954
Operating expenses:
Distribution, selling and admininstrative	1,734,085	46,261	29,550	(56,079)	1,753,817
Restructuring and tangible asset impairment charges	2,178	—	1,390	—	3,568

Total operating expenses	1,736,263	46,261	30,940	(56,079)	1,757,385

Operating income	86,819	11,611	16,078	9,061	123,569
Interest expense—net	137,639	302	22,407	—	160,348
Loss on extinguishment of debt	41,796	—	—	—	41,796
Other expense (income)—net	54,848	(9,061)	(54,848)	9,061	—

(Loss) income before income taxes	(147,464)	20,370	48,519	—	(78,575)
Income tax (benefit) provision	(15,661)	—	15,786	—	125
Equity in earnings of subsidiaries	53,103	—	—	(53,103)	—

Net (loss) income	(78,700)	20,370	32,733	(53,103)	(78,700)
Other comprehensive income	8,059	—	—	—	8,059

Comprehensive (loss) income	$(70,641)	$20,370	$32,733	$(53,103)	$(70,641)

	Condensed Consolidating Statement of Comprehensive Income (Loss) 26-Weeks Ended June 30, 2012 (in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$10,429,437	$293,280	$47,493	$(47,493)	$10,722,717
Cost of goods sold	8,664,461	238,418	—	—	8,902,879

Gross profit	1,764,976	54,862	47,493	(47,493)	1,819,838
Operating expenses:
Distribution, selling and admininstrative	1,630,184	47,333	30,039	(55,539)	1,652,017
Restructuring and tangible asset impairment charges	8,391	—	—	—	8,391

Total operating expenses	1,638,575	47,333	30,039	(55,539)	1,660,408

Operating income	126,401	7,529	17,454	8,046	159,430
Interest expense—net	123,047	19	23,371	—	146,437
Loss on extinguishment of debt	9,600	—	—	—	9,600
Other expense (income)—net	47,355	(8,046)	(47,355)	8,046	—

(Loss) income before income taxes	(53,601)	15,556	41,438	—	3,393
Income tax (benefit) provision	(12,532)	—	13,712	—	1,180
Equity in earnings of subsidiaries	43,282	—	—	(43,282)	—

Net income (loss)	2,213	15,556	27,726	(43,282)	2,213
Other comprehensive income	13,340	—	—	—	13,340

Comprehensive income (loss)	$15,553	$15,556	$27,726	$(43,282)	$15,553

	Condensed Consolidating Statement of Cash Flows 26-Weeks Ended June 29, 2013 (in thousands)
	US Foods, Inc.	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$92,797	$3,346	$13,351	$109,494

Cash flows from investing activities:
Proceeds from sales of property and equipment	4,479	—	6,987	11,466
Purchases of property and equipment	(94,355)	(2,843)	—	(97,198)

Net cash (used in) provided by investing activities	(89,876)	(2,843)	6,987	(85,732)

Cash flows from financing activities:
Proceeds from debt refinancing	854,485	—		854,485
Proceeds from other borrowings	888,088	—	—	888,088
Payment for debt financing costs	(29,135)	—	—	(29,135)
Principal payments on debt and capital leases	(1,399,241)	(822)	—	(1,400,063)
Repurchase of senior subordinated notes	(375,144)	—	—	(375,144)
Capital contributions (distributions)	20,338	—	(20,338)	—
Proceeds from parent company common stock sales	475	—	—	475
Parent company common stock repurchased	(2,030)	—	—	(2,030)

Net cash used in financing activities	(42,164)	(822)	(20,338)	(63,324)

Net decrease in cash and cash equivalents	(39,243)	(319)	—	(39,562)
Cash and cash equivalents—beginning of period	240,902	1,555	—	242,457

Cash and cash equivalents—end of period	$201,659	$1,236	$—	$202,895

	Condensed Consolidating Statement of Cash Flows 26-Weeks Ended June 30, 2012 (in thousands)
	US Foods, Inc.	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$45,297	$28,561	$18,067	$91,925

Cash flows from investing activities:
Acquisition of businesses	(17,986)	—	—	(17,986)
Proceeds from sales of property and equipment	2,073	—	3,188	5,261
Purchases of property and equipment	(170,968)	(27,959)	—	(198,927)

Net cash (used in) provided by investing activities	(186,881)	(27,959)	3,188	(211,652)

Cash flows from financing activities:
Proceeds from debt borrowings	1,071,000	—	—	1,071,000
Payment for debt financing costs	(6,175)	—	—	(6,175)
Principal payments on debt and capital leases	(1,007,775)	—	(7,656)	(1,015,431)
Capital contributions (distributions)	13,588	—	(13,588)	—
Proceeds from parent company common stock sales	761	—	—	761
Parent company common stock repurchased	(475)	—	—	(475)

Net cash provided by (used in) financing activities	70,924	—	(21,244)	49,680

Net (decrease) increase in cash and cash equivalents	(70,660)	602	11	(70,047)
Cash and cash equivalents—beginning of period	201,092	1,599	—	202,691

Cash and cash equivalents—end of period	$130,432	$2,201	$11	$132,644

17.	BUSINESS SEGMENT INFORMATION

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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss) for the periods indicated (in thousands):

	13-Weeks Ended		26-Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Adjusted EBITDA	$226,097	$227,805	$382,582	$405,325
Adjustments:
Sponsor fees (1)	(2,598)	(2,567)	(5,165)	(5,170)
Restructuring and tangible asset impairment charges (2)	(1,776)	(8,385)	(3,568)	(8,391)
Share-based compensation expense (3)	(2,097)	(1,560)	(5,897)	(3,204)
LIFO reserve change (4)	(5,473)	(5,765)	(7,363)	(3,522)
Loss on extinguishment of debt (5)	(17,829)	(9,600)	(41,796)	(9,600)
Business transformation costs (6)	(14,644)	(21,769)	(28,544)	(40,474)
Other (7)	(2,482)	(6,774)	(17,464)	(13,363)

EBITDA	179,198	171,385	272,785	321,601
Interest expense, net	(78,522)	(74,843)	(160,348)	(146,437)
Income tax benefit (provision)	12,167	(2,992)	(125)	(1,180)
Depreciation and amortization expense	(96,835)	(87,848)	(191,012)	(171,771)

Net income (loss)	$16,008	$5,702	$(78,700)	$2,213

(1)	Consists of management fees paid to the Sponsors.
(2)	Restructuring and tangible asset impairment charges primarily consist of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for Share Option Awards and Restricted Share Awards granted.
(4)	Consists of changes in the LIFO reserve.
(5)	The second quarter 2013 loss on extinguishment of debt consists of a write-off of unamortized debt issuance costs, as well as loan fees and third party costs related to the Amended 2011 Term Loan. The first quarter 2013 loss on extinguishment of debt consists of an early redemption premium and a write-off of unamortized debt issuance costs related to the Senior Subordinated Notes redemption. The 2012 loss on debt extinguishment consists of fees paid to debt holders and a write-off of unamortized debt issuance costs related to the June 2012 amendment of the 2007 Term Loan.
(6)	Consists of costs to functionalize and optimize our business processes and systems.
(7)	Other includes gains, losses or charges as specified under the Company’s debt agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless indicated otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” or “US Foods,” as used in this discussion and analysis refer to US Foods, Inc. and its consolidated subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our accompanying unaudited consolidated financial statements for the quarterly period ended June 29, 2013 included in Part I, Item I of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the fiscal year ended December 29, 2012, included as part of the Company’s Registration Statements on Forms S-4 (333-185732 and 333-187667 ) filed with the SEC on April 2, 2013 and declared effective by the SEC on April 5, 2013 and Registration Statement on Form S-1 (333-189142) filed with the SEC on July 12, 2013 and declared effective by the SEC on July 24, 2013.

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

Results of Operations

Accounting Periods

The Company operates on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. The following table presents selected historical results of operations of our business for the periods indicated:

	13-Weeks Ended		26-Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in millions)		(in millions)
Net sales	$5,659	$5,463	$11,064	$10,723
Cost of goods sold	4,687	4,520	9,183	8,903

Gross profit	972	943	1,881	1,820
Operating expenses:
Distribution, selling and administrative costs	870	842	1,754	1,653
Restructuring and tangible asset impairment charges	2	8	4	8

Total operating expenses	872	850	1,758	1,661

Operating income	100	93	123	159
Interest expense, net	78	74	160	146
Loss on extinguishment of debt	18	10	42	10

Income (loss) before income taxes	4	9	(79)	3
Income tax (benefit) provision	(12)	3	—	1

Net income (loss)	$16	$6	$(79)	$2

Percentage of Net Sales:
Gross profit	17.2%	17.3%	17.0%	17.0%
Distribution, selling and administrative costs	15.4%	15.4%	15.9%	15.4%
Operating expenses	15.4%	15.6%	15.9%	15.5%
Operating income	1.8%	1.7%	1.1%	1.5%
Net income (loss)	0.3%	0.1%	(0.7)%	0.0%
Other Data:
EBITDA (1)	$179	$171	$273	$321
Adjusted EBITDA (1)	$226	$228	$383	$405

(1)	EBITDA and Adjusted EBITDA are measures used by management to measure operating performance. EBITDA is defined as net income (loss), plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (i) Sponsor fees, (ii) restructuring and tangible and intangible asset impairment charges, (iii) share-based compensation expense, (iv) other gains, losses, or charges as specified under our debt agreements, and (v) the non-cash impact of LIFO adjustments. EBITDA and Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity.

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

Our debt agreements specify items that should be added to EBITDA in arriving at Adjusted EBITDA, including, among other things, Sponsor fees, share-based compensation expense, impairment charges, restructuring charges, the non-cash impact of LIFO adjustments and gains and losses on debt transactions. Where other specified costs to be added to EBITDA in arriving at Adjusted EBITDA are smaller in amount, we combine those items under Other. Costs to optimize our business are also added to EBITDA in arriving at Adjusted EBITDA. Such business transformation costs include third party and duplicate internal costs to functionalize and optimize our processes and systems in areas such as replenishment, finance, and category management.

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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss) for the periods indicated:

	13-Weeks Ended		26-Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in millions)		(in millions)
Net income (loss)	$16	$6	$(79)	$2
Interest expense, net	78	74	160	146
Income tax (benefit) provision	(12)	3	—	1
Depreciation and amortization expense	97	88	192	172

EBITDA	179	171	273	321
Adjustments:
Sponsor fees (1)	2	2	5	5
Restructuring and tangible asset impairment charges (2)	2	8	4	8
Share-based compensation expense (3)	2	2	6	3
LIFO reserve change (4)	5	6	7	4
Loss on extinguishment of debt (5)	18	10	42	10
Business transformation costs (6)	15	22	29	40
Other (7)	3	7	17	14

Adjusted EBITDA	$226	$228	$383	$405

(1)	Consists of management fees paid to the Sponsors.
(2)	Restructuring and tangible asset impairment charges primarily consist of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for Share Option and Restricted Share Awards granted.
(4)	Consists of changes in the LIFO reserve.
(5)	The second quarter 2013 loss on extinguishment of debt consists of a write-off of unamortized debt issuance costs, as well as loan fees and third party costs related to the Amended 2011 Term Loan. The first quarter 2013 loss on extinguishment of debt consists of an early redemption premium and a write-off of unamortized debt issuance costs related to the Senior Subordinated Notes redemption. The 2012 loss on debt extinguishment consists of fees paid to debt holders and a write-off of unamortized debt issuance costs related to the June 2012 amendment of the 2007 Term Loan.
(6)	Consists of costs to functionalize and optimize our business processes and systems.
(7)	Other includes gains, losses or charges as specified under the Company’s debt agreements.

Comparison of Results

13-Weeks Ended June 29, 2013 and June 30, 2012

Highlights

Net sales increased $196 million, or 3.6%, in 2013 as compared to 2012. Gross profit increased $29 million, or 3.1% in 2013 as compared to 2012. Operating expenses, as a percentage of net sales, decreased to 15.4% in 2013 as compared to 15.6% in 2012. Operating income, as a percentage of net sales, increased to 1.8% in 2013 as compared to 1.7% in 2012. Net interest expense increased $4 million to $78 million in 2013 from $74 million in 2012. In June 2013, we amended our 2011 and 2007 Term Loan facilities and recorded a loss on extinguishment of debt of $18 million. In June 2012, we amended our 2007 Term Loan and recorded a loss on extinguishment of debt of $10 million. Net income was $16 million in 2013 as compared to net income of $6 million in 2012.

Net Sales

Net sales increased $196 million, or 3.6%, to $5,659 million in 2013 as compared to $5,463 million in 2012, primarily due to increased sales to independent restaurants, healthcare and hospitality and educational customers. Approximately $100 million of the net sales increase is attributable to a 1.9% increase in case volume, with the remainder of the net sales increase attributable to passing through product cost inflation to our customers. Product cost inflation favorably impacts selling prices to the extent we are able to pass increased costs on to our customers, as a significant portion of our business is based on percentage markups over actual cost. Year over year changes in product costs, our internal measure of inflation or deflation, was estimated as inflation of 2.4%.

Gross Profit

Gross profit increased $29 million, or 3.1%, to $972 million in 2013, as compared to $943 million in 2012. Gross profit as a percentage of net sales decreased by 0.1% to 17.2% for 2013, as compared to 17.3% for 2012. The increase in gross profit was primarily a result of improved vendor costing terms and higher case volume, partially offset by competitive market conditions.

The foodservice industry has demonstrated signs of modest growth in recent years. The industry’s modest growth and foodservice distributors’ desire to grow case volume has led to increased competition within the industry and contributed to margin pressures, which has prevented us from fully passing product cost increases on to our customers. Although the Company has experienced declines in gross profit margin in recent years, this trend stabilized in 2012, resulting in modest declines in year over year gross profit margins through 2012, and a flat gross profit margin in the first half of 2013 comparable to the prior year period. We expect the competitive market conditions will continue through the remainder of 2013.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased $28 million, or 3.3%, to $870 million in 2013, compared to $842 million in 2012. Distribution, selling and administrative expenses as a percentage of net sales were 15.4% in 2013 and 2012. The 2013 increase in distribution, selling and administrative costs is primarily due to a $22 million increase in payroll and related costs, driven by increased incentive compensation costs, increased sales volume and inflationary cost increases. Other increases in distribution, selling and administrative expenses included an $8 million increase in self-insurance costs due to less favorable business insurance claims experience in 2013 and a $9 million increase in depreciation and amortization expense due to recent capital expenditures for fleet replacement, investments in technology and amortization of intangible assets resulting from our 2012 business acquisitions. Business transformation costs and other employee related costs decreased approximately $8 million in 2013 as compared to the prior year period.

Restructuring and Tangible Asset Impairment Charges

During 2013, we incurred $2 million of severance costs, including $1 million for a multiemployer pension withdrawal liability. During 2012, we recognized restructuring and tangible asset impairment charges of $8 million. We announced the closing of two facilities, consisting of a distribution facility and an administrative support facility. The closed facilities ceased operations during the second half of 2012 and were consolidated into other Company facilities. The closing of the two facilities resulted in $5 million of tangible asset impairment charges and minimal severance and related costs. During 2012, we also recognized $3 million of severance costs primarily relating to 2011 initiatives.

Operating Income

Operating income increased $7 million, or 7.5%, to $100 million in 2013, as compared to $93 million in 2012. Operating income as a percentage of net sales increased 0.1% to 1.8% in 2013 as compared to 1.7% for 2012. The operating income changes were primarily due to the factors discussed above.

Interest Expense

Interest expense increased $4 million to $78 million in 2013 from $74 million in 2012, primarily due to slight increases in average borrowings and average interest rates.

Loss on Extinguishment of Debt

The 2013 loss on extinguishment of debt consists of a write-off of unamortized debt issuance costs, as well as loan fees and third party costs relating to the Amended 2011 Term Loan. The 2012 loss on extinguishment of debt consists of fees paid to debt holders and a write-off of unamortized debt issuance costs relating to the June 2007 Term Loan amendment. For a detailed description of 2013 and 2012 debt refinancing transactions, see Note 9 — Debt in our unaudited consolidated financial statements for the quarterly period ended June 29, 2013.

Income Taxes

We recorded an income benefit of $12 million in 2013 and an income tax provision of $3 million in 2012. Our effective tax rates for 2013 and 2012 were (317)% and 34%, respectively. The effective tax rate for the 13-week period ended June 29, 2013 varied from the federal statutory rate of 35% primarily due to a revision of estimated annual book income and a $9 million increase in our valuation allowance as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

Net Income

Our net income was $16 million in 2013 as compared to net income of $6 million in 2012. The 2013 increase in net income was primarily due to the factors discussed above.

26-Weeks Ended June 29, 2013 and June 30, 2012

Highlights

Net sales increased $341 million, or 3.2%, in 2013 as compared to 2012. Gross profit increased $61 million, or 3.4% in 2013 as compared to 2012. Operating expenses, as a percentage of net sales, increased to 15.9% in 2013 as compared to 15.5% in 2012. Operating income, as a percentage of net sales, decreased to 1.1% in 2013 as compared to 1.5% in 2012. Net interest expense increased $14 million to $160 million in 2013 from $146 million in 2012. In June 2013, we amended our 2011 Term and recorded a loss on extinguishment of debt of $18 million. In January 2013, we redeemed the remaining $355 million in principal of our 11.25% Senior Subordinated Notes (“Senior Subordinated Notes”) and recorded a loss on extinguishment of debt of $24 million. In June 2012, we amended our 2007 Term Loan and recorded a loss on extinguishment of debt of $10 million. Net loss was $79 million in 2013 as compared to net income of $2 million in 2012.

Net Sales

Net sales increased $341 million, or 3.2% to $11,064 million in 2013 as compared to $10,723 million in 2012, primarily due to increased sales to independent restaurants, healthcare and hospitality and educational customers, partially offset by decreased sales to national chain customers. Approximately $200 million of the net sales increase is attributable to passing through product cost inflation to our customers, with the remainder of the net sales increase attributable to a 1.3% increase in case volume. Product cost inflation favorably impacts selling prices to the extent we are able to pass increased costs on to our customers, as a significant portion of our business is based on percentage markups over actual cost. Year over year changes in product costs, our internal measure of inflation or deflation, was estimated as inflation of 2.3%.

Gross Profit

Gross profit increased $61 million, or 3.4%, to $1,881 million in 2013, as compared to $1,820 million in 2012. Gross profit as a percentage of net sales was 17.0% in 2013 and 2012. The increase in gross profit was primarily a result of improved vendor costing terms and higher case volume, partially offset by competitive market conditions.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased $101 million, or 6.1%, to $1,754 million in 2013, compared to $1,653 million in 2012. Distribution, selling and administrative expenses as a percentage of net sales increased by 0.5% to 15.9% for 2013 as compared to 15.4% for 2012. The 2013 increase in distribution, selling and administrative costs is primarily due to a $68 million increase in payroll and related costs, driven by increased incentive compensation costs, increased sales volume and inflationary cost increases. Other increases in distribution, selling and administrative costs included a $20 million increase in self-insurance costs due to less favorable business insurance claims experience in 2013 and a $19 million increase in depreciation and amortization expense due to recent capital expenditures for fleet replacement, investments in technology and amortization of intangible assets resulting from our 2012 business acquisitions and a $10 million increase in bad debt costs. A change in our methodology in reserving for doubtful accounts resulted in a nonrecurring benefit in 2012. Business transformation costs and other employee related costs decreased approximately $19 million in 2013 as compared to the prior year period.

Restructuring and Tangible Asset Impairment Charges

During 2013, we recognized restructuring and tangible asset impairment charges of $4 million. Certain Assets Held for Sale were adjusted to equal their estimated fair value less costs to sell resulting in tangible asset impairment charges of $2 million. We also incurred $2 million of severance costs, including $1 million for a multiemployer pension withdrawal liability. During 2012, we recognized restructuring and tangible asset impairment charges of $8 million. We announced the closing of two facilities, consisting of a distribution facility and an administrative support facility. The closed facilities ceased operations during the second half of 2012 and were consolidated into other Company facilities. The closing of the two facilities resulted in $5 million of tangible asset impairment charges and minimal severance and related costs. During 2012, we also recognized $3 million of severance costs relating to 2011 initiatives.

Operating Income

Operating income decreased $36 million, or 22.6%, to $123 million in 2013, as compared to $159 million in 2012. Operating income as a percentage of net sales decreased 0.4% to 1.1% in 2013 as compared to 1.5% for 2012. The operating income changes were primarily due to the factors discussed above.

Interest Expense

Interest expense increased $14 million to $160 million in 2013 from $146 million in 2012, primarily due to increases in average borrowings and average interest rates.

Loss on Extinguishment of Debt

The 2013 loss on extinguishment of debt consists of a write-off of unamortized debt issuance costs, as well as loan fees and third party costs relating to the Amended 2011 Term Loan and an early redemption premium and a write-off of unamortized debt issuance costs relating to the redemption of our 11.25% Senior Subordinated Notes. The 2012 loss on debt extinguishment consists of fees paid to debt holders and a write-off of unamortized debt issuance costs relating to the June 2007 Term Loan amendment. For a detailed description of our debt refinancing transactions, see Note 9 — Debt in our unaudited consolidated financial statements for quarterly period ended June 29, 2013.

Income Taxes

We recorded a minimal income tax provision in 2013 and an income tax provision of $1 million in 2012. Our effective tax rates for 2013 and 2012 were 0% and 35%, respectively. The effective tax rate for the 26-week period ended June 29, 2013 varied from the federal statutory rate of 35% primarily due to expenses not deductible for federal income tax purposes and a $20 million increase in our valuation allowance as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities. For the 26-week period ended June 29, 2013, we have utilized an annual effective tax rate for purposes of determining our year-to-date tax expense, excluding the effect of tax expense on the amortization of our tax goodwill and trademarks, which was instead measured discretely by quarter to calculate income taxes resulting in the valuation allowance being recognized ratably during 2013 consistent with the tax amortization of goodwill and trademarks. For the 26-week period ended June 29, 2013, we concluded that the use of the expected annual effective tax rate, but excluding the effective rate effects of the tax goodwill and trademarks amortization was more appropriate than use of the comprehensive expected annual effective tax rate.

Management concluded that to use the forecast annual effective tax rate with the amortization of tax goodwill and trademarks included would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. The impact of including the tax goodwill and trademarks amortization in the annual effective tax rate computation, as applied to the quarterly pre-tax loss of $79 million, would be distortive to the financial statements. It is as a result of that effect that management concluded that the readers of the financial statements would best benefit from a tax provision for the quarter that reflects the accretion of the valuation allowance on a discrete, ratable basis.

We have a valuation allowance against our net deferred tax assets (excluding “naked credits”). Naked credits refer to deferred tax liabilities associated with the tax amortization of goodwill, trademarks and other indefinite lived intangible assets that are not amortized for financial reporting purposes. The deferred tax liability remains on the balance sheet indefinitely until such time the related assets are impaired or the business to which those assets relate are disposed. As the deferred tax liability could have an indefinite life, it is not netted against our deferred tax assets when determining the required valuation allowance. The valuation allowance was established based upon management’s assessment of all available evidence, both positive and negative, including current and historical operating results and potential tax-planning strategies. The conclusion was based primarily on our cumulative pretax losses in recent years and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. Given our cumulative loss position, there was no reliance placed upon future income projections. The valuation allowance was $129 million at December 29, 2012. Our deferred tax assets, related to federal and state net operating losses, increased $20 million during the 26-weeks ending June 29, 2013, which resulted in a total valuation allowance of $149 million at June 29, 2013. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

Net Loss

Our net loss was $79 million in 2013 as compared to a net income of $2 million in 2012. The 2013 increase in net loss was primarily due to the factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment, and our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt and other financing arrangements.

We believe that the combination of cash generated from operations, together with availability under our debt agreements and other available financing arrangements, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions, the financial health of our customers and suppliers and to financial, business and other factors, many of which are beyond our control.

Indebtedness

We are highly leveraged with significant debt maturities during the next five years. A substantial portion of our liquidity needs arise from debt service requirements and from the ongoing costs of operations, working capital and capital expenditures. Since May 2011, we have entered into a series of transactions to refinance debt facilities and extend debt maturity dates, including the following 2013 transactions:

2013 Term Loan Amendment — On June 7, 2013, we amended our senior secured 2011 Term Loan (“Amended 2011 Term Loan”). The Amended 2011 Term Loan transaction resulted in the refinancing of the Company’s senior secured Amended 2007 Term Loan and its senior secured 2011 Term Loan facilities as follows:

•

The aggregate principal amount outstanding of the 2011 Term Loan was increased from $417 million to $2,100 million and the maturity date of the loan facility was extended from March 31, 2017 to March 31, 2019;

•	The Amended 2011 Term Loan refinanced $1,674 million in principal of the Amended 2007 Term Loan and $417 million in principal of the 2011 Term Loan;

•

The Company incurred $21 million of transaction costs (primarily loan fees, arrangement fees, rating agency fees and legal fees) relating to the Amended 2011 Term Loan. Upon completion of the transaction on June 7, 2013, entities affiliated with KKR held $290 million of the Amended 2011 Term Loan.

Senior Subordinated Notes Redemption — On January 16, 2013, we completed a series of transactions in which we:

•

Redeemed the remaining $355 million in principal of our Senior Subordinated Notes at face value plus an early redemption premium of $20 million at a price equal to 105.625% of the principal amount of such Senior Subordinated Notes, plus accrued and unpaid interest to the redemption date. An entity affiliated with CD&R held the redeemed Senior Subordinated Notes; and

•

Issued an additional $375 million in aggregate principal of our 8.5% Senior Notes (“Senior Notes”) to fund the Senior Subordinated Notes redemption. The Senior Notes were issued at 103.5% of the face value of such Senior Notes for gross proceeds of $388 million. Entities affiliated with KKR were initial purchasers of $6 million in aggregate principal of Senior Notes. Additionally, we incurred third party costs (principally transaction and legal fees) of $6 million relating to this transaction.

The series of debt refinancing transactions completed in 2012 and 2013 have reduced our total debt maturities during 2013 and 2014 from $2.6 billion to less than $100 million.

As of June 29, 2013, we had $4,831 million in aggregate indebtedness outstanding with $677 million of additional borrowing capacity available under our current debt agreements and other available financing arrangements. Our current debt facilities mature at various dates, primarily from August 2015 to June 2019. Our debt maturities during the next five fiscal years are $1.4 billion, with $700 million scheduled to mature in 2015 and $500 million scheduled to mature in 2017. Due to the debt refinancing transactions completed in 2013 and 2012, $3.3 billion of our debt facilities will not mature until 2019. As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of our indebtedness, see Note 9 — Debt in our unaudited consolidated financial statements for the quarterly period ended June 29, 2013.

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

Cash Flows

For the periods presented the following table presents condensed highlights from the cash flow statements:

	26-Weeks Ended
	June 29, 2013	June 30, 2012
	(in millions)
Net (loss) income	$(79)	$2
Changes in operating assets and liabilies	(69)	(111)
Other adjustments	258	201

Net cash provided by operating activities	110	92

Net cash used in investing activities	(86)	(212)

Net cash (used in) provided by financing activities	(63)	50

Net decrease in cash and cash equivalents	(39)	(70)

Cash and cash equivalents, beginning of period	242	203

Cash and cash equivalents, end of period	$203	$133

Operating Activities

Cash flows provided by operating activities were $110 million for the 26-weeks ended June 29, 2013 compared to cash flows provided by operating activities of $92 million for the 26-weeks ended June 30, 2012. Cash flows provided by operating activities in 2013 were unfavorably impacted by changes in operating assets and liabilities, including an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventories. Cash flows provided by operating activities in 2012 were unfavorably impacted changes in operating assets and liabilities, including increases in inventories and accounts receivable and a decrease in accrued expenses and other current liabilities, partially offset by an increase in accounts payable.

Cash flows provided by operating activities increased $18 million in 2013, as compared to 2012. Decreases in accounts receivable and inventories and an increase in accrued expenses and other liabilities, partially offset by a decrease in accounts payable, resulted in a $42 million increase in cash provided by operations in 2013 as compared to 2012. Cash flows provided by operations were unfavorably impacted by the 2013 decrease in operating income.

Investing Activities

Cash flows used in investing activities for the 26-weeks ended June 29, 2013 included purchases of property and equipment of $97 million and proceeds from sales of property and equipment of $11 million. Cash flows used in investing activities for the 26-weeks ended June 30, 2012 included purchases of property and equipment of $199 million and proceeds from sales of property and equipment of $5 million.

Capital expenditures in 2013 and 2012 primarily included fleet replacement and investments in information technology to improve our business, as well as new construction and/or expansion of distribution facilities. We expect cash capital expenditures in 2013 to be approximately $230 million and to include expenditures for new facilities or facility expansions and information technology. We expect to fund our 2013 capital expenditures with either available cash balances or cash generated from operations. Additionally, we expect to enter into approximately $100 million of capital lease obligations for fleet replacement, of which $52 million was incurred during the 26-weeks ended June 29, 2013.

Cash flows used in investing activities in 2012 included business acquisitions of three foodservice distributors for cash of $18 million. The acquisitions were purchases which have been or are being integrated into our foodservice distribution network. We expect to continue to explore potential acquisitions of other foodservice distributors in order to expand our operational capabilities and geographic presence.

Financing Activities

Cash flows used in financing activities of $63 million for the 26-weeks ended June 29, 2013 were primarily a result of net payments on debt facilities, and costs and fees paid related to our 2013 debt refinancing transactions.

In June 2013, we refinanced our term loan facilities into a new $2,100 million term loan facility. Lenders exchanged $1,634 in principal under our previous term loan facilities for a like amount of principal in the new term loan facility and we received proceeds of $466 million from continuing and new lenders purchasing additional principal in the new term loan facility. The cash proceeds were used to pay down $457 million in principal of the previous term loan facilities. In January 2013, we used proceeds of $388 million from Senior Note issuances primarily to redeem $355 million in principal of our Senior Subordinated Notes, plus an early redemption premium of $20 million. We incurred total cash costs of $29 million in connection with the 2013 debt refinancing transactions, including costs to register our Senior Notes. Additionally, we made net payments on our ABL Facility of $40 million as well as $15 million of scheduled payments on other debt facilities. In 2013, we paid $2 million to repurchase common shares of our parent company, USF Holding Corp., from employees after they ceased employment. The shares were acquired pursuant to a management stockholder’s agreement associated with the Company’s stock incentive plan.

Cash flows provided by financing activities of $50 million in 2012 were primarily a result of $75 million of net working capital borrowings on our ABL Facility, partially offset by repayments on other debt facilities. We incurred cash costs of $7 million in 2012 in connection with the amendment of our 2007 Term Loan.

Retirement Plans

We maintain several qualified retirement plans (the “Retirement Plans”) that pay benefits to certain employees at retirement using formulas based on a participant’s years of service and compensation. We contributed $19 million and $14 million to the Retirement Plans during the 26-weeks ended June 29, 2013 and June 30, 2012, respectively. Estimated required and discretionary contributions expected to be contributed by the Company to the Retirement Plans in 2013 total $49 million.

The Company also contributes to various multi-employer benefit plans under collective bargaining agreements. The Company made contributions to multi-employer benefit plans of $15 million and $14 million during the 26-weeks ended June 29, 2013 and June 30, 2012, respectively. At June 29, 2013, we have $63 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031 at interest effectively at 5.9% to 6.7%. As discussed in Note 15 – Commitments and Contingencies in our unaudited consolidated financial statements for the quarterly period ended June 29, 2013, we were assessed an additional $17 million multiemployer pension withdrawal liability for a facility closed in 2008. We believe we have meritorious defenses against the assessment for the additional pension withdrawal liability and intend to vigorously defend our self against the claim. We do not believe at this time that payment of such obligation is probable and, accordingly, no liability has been recorded.

Off-Balance Sheet Arrangements

We have entered into letters of credit of $99 million in favor of certain lessors securing our obligations with respect to certain leases or in favor of Ahold securing Ahold’s contingent exposure under guarantees of our obligations with respect to certain leases. Additionally, we entered into letters of credit of $179 million in favor of certain commercial insurers securing our obligations with respect to our insurance program and letters of credit of $15 million for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our most critical accounting policies and estimates pertain to the valuation of goodwill, other intangibles assets, property and equipment, accounts receivable, vendor consideration, self-insurance programs, and income taxes.

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

We assessed qualitative factors for our 2012 annual goodwill impairment assessment to conclude that it is not more likely than not that the fair value of our reporting unit is less than its carrying value. The qualitative factors we evaluated included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, as well as company specific events. Based upon our assessment of qualitative factors for our 2012 annual goodwill impairment assessment, we believe the fair value of our reporting unit substantially exceeded its carrying value.

Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a discounted cash flow analysis. Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of our impairment analysis.

Property and Equipment

Property and equipment held and used by us are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. For purposes of evaluating the recoverability of property and equipment, we compare the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. If the future cash flows included in a long-lived asset recoverability test do not exceed the carrying value, the carrying value is compared to the fair value of such asset. If the carrying value exceeds the fair value, an impairment charge is recorded for the excess. We also assess the recoverability of our facilities classified as Assets Held for Sale. If a facility’s carrying value exceeds its fair value, less an estimated cost to sell, an impairment charge is recorded for the excess. Assets Held for Sale are not depreciated. Impairments are recorded as a component of restructuring and tangible asset impairment charges in the consolidated statements of comprehensive income (loss) and a reduction of the assets’ carrying value on the consolidated balance sheets.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This update requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when: (i) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required because the ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to affect the our financial statements and related disclosures as we currently present unrecognized tax benefits in our financial statements as a reduction of deferred tax assets.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and commodity prices. A substantial portion of our debt facilities bear interest at floating rates based on LIBOR or the prime rate. Accordingly, we will be exposed to changes in interest rates. A 1% change in LIBOR and the prime rate would cause our interest expense on our $2.9 billion of floating rate debt facilities to change by approximately $3 million per year. This change does not consider the LIBOR floor of 1.0% on $2 billion in principal of our variable rate term loans.

We are exposed to certain risk arising from both our business operations and overall economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding. While we have held derivative financial instruments in the past to assist in managing our exposure to variable interest rate terms on certain of our borrowings, we no longer have any such derivative financial instruments.

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively impact consumer spending, increase the price we pay for product purchases and increase the costs we incur to deliver product to our customers. To minimize our cost of fuel risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of June 29, 2013, we had diesel fuel forward purchase commitments totaling $66 million through December 2013, which locked in approximately 70% of our projected diesel fuel purchase needs for the contracted periods. A 10% change in diesel prices would cause our uncommitted diesel fuel costs through December 2013 to change by less than $10 million.

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

Disclosure under Section 13(r) of the Exchange Act

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the French financial regulator (applying European Union law) and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”). Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that the SPIE subsidiary has not used the accounts during the period covered by this report, that SPIE and its subsidiaries obtained no revenue or profit from the maintenance of these accounts, that CD&R and SPIE have disclosed past transactions in the accounts to OFAC, that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the applicable French governmental authority and OFAC.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information relating to legal proceedings, see Note 15 to the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

See “Risk Factors” in the Company’s Registration Statement on Form S-1 (Registration No. 333-189142) filed with the SEC on July 12, 2013 and declared effective by the SEC on July 24, 2013. There have been no material changes in this information.

Item 6.	Exhibits

Exhibit Number	Document Description

10.1	2007 Stock Award Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

10.2	Form of Management Stockholder’s Agreement, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

10.3	Form of Sale Participation Agreement, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

10.4	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

10.5	Form of Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

10.6	Form of Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 31, 2013.

10.7	First Amendment dated as of June 6, 2013 to the Credit Agreement dated as of May 11, 2011, among US Foods, Inc., as the Borrower, the other Loan Parties thereto, Citicorp North America, Inc., as administrative agent and collateral agent and the Lenders and other financial institutions thereto, incorporated herein by reference to Exhibit 10.28.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-189142) of US Foods, Inc. filed July 12, 2013.

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith.
†	Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS, INC. (Registrant)

Date: August 13, 2013	By:	/s/ ALLAN D. SWANSON
Allan D. Swanson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)