Form 10-Q
period 2013-09-28
US FOODS, INC.
filed 2013-11-07
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-185732

US Foods, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3642294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9399 W. Higgins Road, Suite 500

Rosemont, IL 60018

(847) 720-8000

(Address, including Zip Code, and telephone number, including area code, of registrant’s principal executive offices)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant is a privately held corporation and its equity shares are not publicly traded. At November 7, 2013, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by USF Holding Corp.

US Foods, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 28,	December 29,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,194	$242,457
Accounts receivable, less allowances of $25,723 and $25,606, respectively	1,295,991	1,216,612
Vendor receivables, less allowances of $3,071 and $3,669, respectively	153,686	93,025
Inventories — net	1,168,537	1,092,492
Prepaid expenses	80,984	74,499
Deferred taxes	8,034	8,034
Other current assets	18,945	33,387

Total current assets	2,863,371	2,760,506
PROPERTY AND EQUIPMENT — Net	1,728,524	1,706,388
GOODWILL	3,835,477	3,833,301
OTHER INTANGIBLES — Net	778,595	889,453
DEFERRED FINANCING COSTS	43,744	49,038
OTHER ASSETS	19,713	24,720

TOTAL ASSETS	$9,269,424	$9,263,406

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$163,796	$161,791
Accounts payable	1,267,453	1,239,790
Accrued expenses and other current liabilities	406,632	388,306
Current portion of long-term debt	32,329	48,926

Total current liabilities	1,870,210	1,838,813
LONG-TERM DEBT	4,804,323	4,764,899
DEFERRED TAX LIABILITIES	357,679	365,496
OTHER LONG-TERM LIABILITIES	463,583	479,642

Total liabilities	7,495,795	7,448,850

COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value — authorized, issued, and outstanding, 1,000 shares	1	1
Additional paid-in capital	2,328,221	2,324,391
Accumulated deficit	(439,913)	(383,652)
Accumulated other comprehensive loss	(114,680)	(126,184)

Total shareholder’s equity	1,773,629	1,814,556

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$9,269,424	$9,263,406

See Notes to Unaudited Consolidated Financial Statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
NET SALES	$5,686,712	$5,507,531	$16,750,382	$16,230,248
COST OF GOODS SOLD	4,716,253	4,582,084	13,898,969	13,484,963

Gross profit	970,459	925,447	2,851,413	2,745,285
OPERATING EXPENSES:
Distribution, selling and administrative costs	880,118	847,335	2,633,935	2,499,352
Restructuring and tangible asset impairment charges	1,482	296	5,050	8,687

Total operating expenses	881,600	847,631	2,638,985	2,508,039

OPERATING INCOME	88,859	77,816	212,428	237,246
INTEREST EXPENSE — Net	72,778	80,859	233,126	227,296
LOSS ON EXTINGUISHMENT OF DEBT	—	796	41,796	10,396

Income (loss) before income taxes	16,081	(3,839)	(62,494)	(446)
INCOME TAX BENEFIT	6,358	1,284	6,233	104

NET INCOME (LOSS)	22,439	(2,555)	(56,261)	(342)
OTHER COMPREHENSIVE INCOME:
Changes in interest rate swap derivatives, net of income tax	—	3,986	542	13,104
Changes in retirement benefit obligations, net of income tax	3,445	2,484	10,962	6,706

COMPREHENSIVE INCOME (LOSS)	$25,884	$3,915	$(44,757)	$19,468

See Notes to Unaudited Consolidated Financial Statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	39-Weeks Ended
	September 28, 2013	September 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,261)	$(342)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	287,267	261,930
Gain on disposal of property and equipment	(1,579)	(1,942)
Loss on extinguishment of debt	41,796	10,396
Tangible asset impairment charges	1,860	5,040
Amortization of deferred financing costs	13,609	13,554
Amortization of Senior Notes original issue premium	(2,497)	—
Deferred tax benefit	(6,651)	(52)
Share-based compensation expense	9,784	3,166
Provision for doubtful accounts	15,579	4,301
Changes in operating assets and liabilities, net of acquisitions of businesses:
Increase in receivables	(153,008)	(215,362)
Increase in inventories	(76,045)	(239,956)
Increase in prepaid expenses and other assets	(4,728)	(6,310)
Increase in accounts payable and bank checks outstanding	40,561	232,680
Increase (decrease) in accrued expenses and other liabilities	4,664	(48,606)

Net cash provided by operating activities	114,351	18,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	13,020	9,885
Purchases of property and equipment	(133,147)	(229,424)
Acquisition of businesses	—	(91,777)

Net cash used in investing activities	(120,127)	(311,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancing	854,485	686,000
Proceeds from debt borrowings	1,303,000	1,601,000
Payment for debt financing costs and fees	(29,376)	(9,588)
Principal payments on debt and capital leases	(1,847,677)	(2,024,711)
Repurchase of senior subordinated notes	(375,144)	—
Proceeds from parent company stock sales	475	761
Parent company common stock repurchased	(5,250)	(1,500)

Net cash (used in) provided by financing activities	(99,487)	251,962

NET DECREASE IN CASH AND CASH EQUIVALENTS	(105,263)	(40,857)
CASH AND CASH EQUIVALENTS — Beginning of period	242,457	202,691

CASH AND CASH EQUIVALENTS — End of period	$137,194	$161,834

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$256,827	$240,966
Income taxes paid — net of refunds	209	362
Property and equipment purchases included in accounts payable	14,245	14,344
Capital lease additions	77,785	—
Contingent consideration payable for business acquisitions	—	3,000

See Notes to Unaudited Consolidated Financial Statements.

US FOODS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW AND BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and disclosures required by GAAP for annual financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2012, filed as part of the Company’s Registration Statements on Form S-4 (Registration Nos. 333-185732 and 333-187667) with respect to the exchange offers (see below Public Filer Status), which were declared effective April 5, 2013. The consolidated financial statements reflect all adjustments which are of a normal and recurring nature that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that might be achieved for the full year.

Public Filer Status — On May 2, 2013, the Company’s two concurrent offers to exchange $1,350 million aggregate principal amount of outstanding 8.5% Senior Notes due 2019 (“Senior Notes”) for a like principal amount of notes registered under the Securities Act of 1933, as amended (the “Securities Act”), expired. As a result of the issuance of registered Senior Notes in connection with the exchange offers, the Company has become subject to rules and regulations of the SEC applicable to issuers of securities registered under the Securities Act, including periodic and current reporting requirements under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. As of the expiration of the exchange offers on May 2, 2013, approximately $1,324 million in aggregate principal amount of Senior Notes had been validly tendered in the exchange offers. The Company did not receive any proceeds as a result of the exchange offers. On June 6, 2013, the Company filed a Registration Statement on Form S-1 (Registration No. 333-189142) with the SEC to register the resale of approximately $26 million in principal of Senior Notes held by entities affiliated with KKR, one of our Sponsors. The selling noteholders may, from time to time, offer for sale the Senior Notes covered by the Form S-1 Registration Statement in one or more transactions. The Company is not selling any Senior Notes pursuant to the Form S-1 Registration Statement nor will the Company receive any proceeds from any sale of the Senior Notes by the selling noteholders. The Registration Statement on Form S-1 was declared effective on July 24, 2013. The Company incurred third party costs of $2 million in connection with the filing of its Registration Statements.

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

Use of Estimates — The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and notes thereto. Actual results could differ from these estimates. The most critical estimates used in the preparation of the Company’s consolidated financial statements pertain to the valuation of goodwill, other intangible assets, accounts receivable related allowance, inventory related allowance, vendor consideration, self-insurance programs and income taxes.

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

The Company records inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method, which “links” current costs to original costs in the base year when the Company adopted LIFO. At September 28, 2013 and December 29, 2012, the LIFO balance sheet reserves were $143 million and $136 million, respectively. As a result of changes in LIFO reserves, cost of goods sold decreased $1 million and increased $15 million in the 13-week periods ended September 28, 2013 and September 29, 2012, respectively, and increased $7 million and $19 million in the 39-weeks ended September 28, 2013 and September 29, 2012, respectively.

Property and Equipment — Property and equipment are stated at depreciated cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. At September 28, 2013 and December 29, 2012, property and equipment, net included accumulated depreciation of $1,045 million and $890 million, respectively. Depreciation expense was $59 million and $55 million for the 13-weeks ended September 28, 2013 and September 29, 2012, respectively, and $176 million and $160 million for the 39-weeks ended September 28, 2013 and September 29, 2012, respectively.

Property and equipment held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. For purposes of evaluating the recoverability of property and equipment, the Company compares the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. If the future cash flows included in a long-lived asset recoverability test do not exceed the carrying value, the carrying value is compared to the fair value of such asset. If the carrying value exceeds the fair value, an impairment charge is recorded for the excess. The Company also assesses the recoverability of its closed facilities actively marketed for sale (“Assets Held for Sale”). If a facility’s carrying value exceeds its fair value, less an estimated cost to sell, an impairment charge is recorded for the excess. Assets Held for Sale are not depreciated.

Impairments are recorded as a component of restructuring and tangible asset impairment charges in the Consolidated Statements of Comprehensive Income (Loss) and a reduction of the assets’ carrying value in the Consolidated Balance Sheets. See Note 10 — Restructuring and Tangible Asset Impairment Charges for a discussion of the Company’s long-lived asset impairment charges.

Goodwill and Other Intangible Assets — Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the net assets recorded in connection with acquisitions. Other intangible assets include customer relationships, the brand names comprising our portfolio of exclusive brands, and trademarks. As required, we assess goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently, if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment at the beginning of each fiscal year’s third quarter. For other intangible assets with finite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All goodwill is assigned to the consolidated Company as the reporting unit.

Business Acquisitions — The Company accounts for business acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition. Acquisitions, individually and in the aggregate, did not materially affect the Company’s results of operations or financial position for any period presented. The Company paid cash totaling $92 million for business acquisitions made during the 39-weeks ended September 29, 2012. There were no business acquisitions in the 39-weeks ended September 28, 2013. The 2012 acquisitions were purchases which have been or are being integrated into our foodservice distribution network. Certain acquisitions involve contingent consideration in the event certain operating results are achieved over periods of up to two years. As of September 28, 2013 and December 29, 2012, the Company has accrued $6 million of contingent consideration relating to acquisitions.

Share-Based Compensation — Certain employees participate in the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates, as amended, which allows purchases of shares of USF Holding Corp., grants of restricted shares and restricted stock units of USF Holding Corp. and grants of options exercisable in USF Holding Corp. shares. The Company measures compensation expense for share-based option awards at fair value at the date of grant and recognizes compensation expense over the service period for share-based awards expected to vest. USF Holding Corp. contributes shares to the Company for employee purchases and upon exercise of options or grants of restricted shares and restricted stock units.

Revenue Recognition — The Company recognizes revenue from the sale of product upon passage of title and customer acceptance of goods, which generally occurs at delivery. The Company grants certain customers sales incentives, such as rebates or discounts and treats these as a reduction of sales at the time the sale is recognized. Sales taxes invoiced to customers and remitted to governmental authorities are excluded from net sales.

Cost of Goods Sold — Cost of goods sold includes amounts paid to manufacturers for products sold, net of vendor consideration, plus the cost of transportation necessary to bring the products to the Company’s distribution facilities. Cost of goods sold excludes depreciation and amortization as the Company acquires its inventories generally in a complete and salable state and includes warehousing related costs in distribution, selling and administrative costs. The amounts presented for cost of goods sold may not be comparable to similar measures disclosed by other companies because not all companies calculate cost of goods sold in the same manner.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This update requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward except when: (i) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required because the ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to affect the Company’s financial statements and related disclosures as it currently presents unrecognized tax benefits in its financial statements as a reduction of deferred tax assets, pursuant to this ASU.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. As this guidance only revises the presentation and disclosures related to the reclassification of items out of accumulated other comprehensive income, the Company’s adoption of this guidance in the first quarter of 2013 did not affect its financial position, results of operations or cash flows. See Note 13 – Reclassifications Out of Accumulated Other Comprehensive Loss, which presents the disclosures required by this update.

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

The Company’s assets and liabilities measured at fair value on a recurring basis as of September 28, 2013 and December 29, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$15,800	$—	$—	$15,800

Balance at September 28, 2013	$15,800	$—	$—	$15,800

Recurring fair value measurements:
Interest rate swap derivative liability	$—	$(2,034)	$—	$(2,034)

Balance at December 29, 2012	$—	$(2,034)	$—	$(2,034)

Description	Level 1	Level 2	Level 3	Total
Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$10,930	$10,930

Balance at September 28, 2013	$—	$—	$10,930	$10,930

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$23,400	$23,400
Property and equipment	—	—	3,361	3,361
Contingent consideration payable for business acquisitions	—	—	5,500	5,500

Balance at December 29, 2012	$—	$—	$32,261	$32,261

Recurring Fair Value Measurements

Derivative Instruments

The Company’s objective in using interest rate swap agreements from time to time is to manage its exposure to interest rate movements on a variable-rate term loan obligation. In 2008, the Company entered into three interest rate swaps to hedge the variable cash flows associated with a former variable-rate term loan (the “Amended 2007 Term Loan”). The interest rate swaps, designated as cash flow hedges of interest rate risk, expired in January 2013.

At December 29, 2012, the Company recorded its interest rate swap derivatives in its Consolidated Balance Sheet at fair value. Fair value was estimated based on projections of cash flows and future interest rates. The determination of fair value included the consideration of any credit valuation adjustments necessary, giving consideration to the creditworthiness of the respective counterparties or the Company, as appropriate.

At December 29, 2012, the fair value of the Company’s interest rate swap derivative financial instruments, classified under Level 2 of the fair value hierarchy, was $2 million. The interest rate swap derivative financial instruments were included in the Company’s Consolidated Balance Sheets in Accrued expenses and other current liabilities.

The Company reclassified $1 million from accumulated other comprehensive loss as an increase to interest expense when the 2008 interest rate swaps expired in January 2013 and recognized a credit to interest income of $1 million related to the ineffective portion of the interest rate swap derivatives.

The effect of the Company’s interest rate swap derivative financial instruments in the Consolidated Statement of Other Comprehensive Income (Loss) for the 13-weeks ended September 29, 2012 and the 39-weeks September 28, 2013 and September 29, 2012, is as follows (in thousands):

Effect of Interest Rate Swap Derivative Instruments in the Consolidated Statements of Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax	Location of Loss Reclassified From Accumulated Other Comprehensive Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective portion), net of tax	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Income Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the 13-weeks ended September 29, 2012:
Interest rate swap derivative	$(685)	Interest expense — net	$(4,671)	Interest expense — net	$720

Effect of Interest Rate Swap Derivative Instruments in the Consolidated Statements of Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax	Location of Loss Reclassified From Accumulated Other Comprehensive Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective portion), net of tax	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Income (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the 39-weeks ended September 28, 2013:
Interest rate swap derivative	$(255)	Interest expense — net	$(797)	Interest expense — net	$645

For the 39-weeks ended September 29, 2012:
Interest rate swap derivative	$(1,704)	Interest expense — net	$(14,808)	Interest expense — net	$(215)

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

The Company is required to record Assets Held for Sale at the lesser of the depreciated carrying amount or estimated fair value less costs to sell. During the first quarter of 2013, certain Assets Held for Sale were adjusted to equal their estimated fair value, less costs to sell, resulting in tangible asset impairment charges of $2 million. No impairments to the Company’s Assets Held for Sale were recognized during the 39-weeks ended September 29, 2012. Fair value was estimated by the Company based on information received from real estate brokers. The amounts included in the tables above, classified under Level 3 within the fair value hierarchy, represent the estimated fair values of those property and equipment that became the new carrying amounts at the time the impairments were recorded.

Other Fair Value Measurements

The carrying value of cash, restricted cash, accounts receivable, bank checks outstanding, accounts payable, accrued expenses and contingent consideration payable for business acquisitions approximate their fair values due to their short-term maturities. The fair value of total debt approximated $4.9 billion as of September 28, 2013 and December 29, 2012, as compared to its aggregate carrying value of $4.8 billion as of September 28, 2013 and December 29, 2012. Fair value of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash flows expected to be generated under these debt facilities, interest rates that are currently available to the Company for debt with similar terms and estimates of the Company’s overall credit risk. At September 28, 2013, the fair value of the Company’s 8.5% Senior Notes is classified under Level 2 of the fair value hierarchy, with fair valued based upon the closing market price at the end of the reporting period. The fair value of the 8.5% Senior Notes approximated $1.4 billion at September 28, 2013.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under the 2012 ABS Facility, the Company and certain of its subsidiaries sell, on a revolving basis, their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary of the Company (the “Receivables Company”) which in turn grants to the administrative agent for the benefit of the lenders a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral to cover the shortfall or, in lieu of providing cash collateral to cover the shortfall, it can pay down its borrowings on the 2012 ABS Facility. Due to sufficient eligible receivables available as collateral, no cash collateral was held at September 28, 2013 or December 29, 2012.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $686 million at September 28, 2013 and December 29, 2012. Included in the Company’s accounts receivable balance as of September 28, 2013 and December 29, 2012 was $977 million and $918 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 9 — Debt for a further description of the 2012 ABS Facility.

6.	RESTRICTED CASH

At September 28, 2013 and December 29, 2012, the Company had $7 million of restricted cash included in the Company’s Consolidated Balance Sheets in Other assets. This restricted cash primarily represented security deposits and escrow amounts related to certain properties, primarily distribution centers, collateralizing the commercial mortgage-backed securities loan facility (“CMBS Fixed Facility”). See Note 9 — Debt.

7.	GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include customer relationships, and the brand names comprising our portfolio of exclusive brands and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization.

Customer relationship intangible assets with definite lives are carried at the acquired fair value less accumulated amortization. Customer relationship intangible assets are amortized over the estimated useful lives (four to ten years). Amortization expense was $37 million and $35 million for the 13-weeks ended September 28, 2013 and September 29, 2012, respectively, and $111 million and $102 million for the 39-weeks ended September 28, 2013 and September 29, 2012, respectively.

Goodwill and other intangibles, net, consisted of the following (in thousands):

	September 28,	December 29,
	2013	2012
Goodwill	$3,835,477	$3,833,301

Other intangibles:
Customer relationships — amortizable:
Gross carrying amount	$1,365,731	$1,366,056
Accumulated amortization	(839,936)	(729,403)

Net carrying value	525,795	636,653

Brand names and trademarks — not amortizing	252,800	252,800

Total other intangibles — net	$778,595	$889,453

The increase in goodwill and decrease in customer relationships during 2013 is primarily attributable to the finalization of the purchase price valuation of a business acquired during the second half of 2012.

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

The Company completed its annual impairment assessment for goodwill and its portfolio of brand names and trademarks indefinite-lived intangible assets as of June 30, 2013, the first day of its fiscal third quarter with no impairments noted. Our assessment for impairment of goodwill utilized a discounted cash flow analysis, comparative market multiples and comparative market transaction multiples to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value of the reporting unit exceeds its fair value, we must then perform a comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon our 2013 annual impairment analysis, we believe the fair value of the Company’s reporting unit exceeded its carrying value. Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a discounted cash flow analysis. Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of our impairment analysis.

8.	ASSETS HELD FOR SALE

The Company classifies its closed facilities as Assets Held for Sale at the time management commits to a plan to sell the facility and it is unlikely the plan will be changed, the facility is actively marketed and available for immediate sale and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as Assets Held for Sale for more than one year as the Company continues to actively market the facilities at reasonable prices. For all properties held for sale, the Company has exited operations from the facilities and, thus, the properties are no longer productive assets. Further, the Company has no history of changing its plan to dispose of a facility once the decision has been taken. At September 28, 2013 and December 29, 2012, $6 million and $12 million of closed facilities, respectively, were included in Assets Held for Sale for more than one year. Assets Held for Sale is included in the Company’s Consolidated Balance Sheets in Other current assets.

The change in Assets Held for Sale for the 39-weeks ended September 28, 2013 is as follows (in thousands):

Balance at beginning of period	$23,193
Assets sold	(9,971)
Tangible asset impairment charges	(1,860)

Balance at end of the period	$11,362

During 2013, the Company sold three facilities previously classified as Assets Held for Sale for net proceeds of $10 million, which approximated their carrying values. As discussed in Note 4 — Fair Value Measurements, during the first quarter of 2013, certain Assets Held for Sale were adjusted to equal their estimated fair value less costs to sell resulting in tangible asset impairment charges of $2 million.

During 2012, the Company sold three facilities previously classified as Assets Held for Sale for net proceeds of $8 million, which resulted in a net gain on sale of $1 million.

9.	DEBT

The Company’s debt at September 28, 2013 and December 29, 2012 is comprised of the following (dollars in thousands):

		Interest Rate
		at
	Contractual	September 28,	September 28,	December 29,
Debt Description	Maturity	2013	2013	2012
ABL Facility	May 11, 2016	3.78%	$100,000	$170,000
2012 ABS Facility	August 27, 2015	1.47	686,000	686,000
Amended 2011 Term Loan	March 31, 2019	4.50	2,100,000	—
2011 Term Loan	—	—	—	418,625
Amended 2007 Term Loan	—	—	—	1,684,086
CMBS Fixed Facility	August 1, 2017	6.38	472,391	472,391
Cash Flow Revolver	July 3, 2013	—	—	—
Senior Notes	June 30, 2019	8.50	1,350,000	975,000
Senior Subordinated Notes	—	—	—	355,166
Obligations under capital leases	2019-2025	4.48–5.94	96,680	31,075
Other debt	2018-2031	5.75–9.00	12,437	12,966

Total debt			4,817,508	4,805,309
Add unamortized premium			19,144	8,516
Less current portion of long-term debt			(32,329)	(48,926)

Long-term debt			$4,804,323	$4,764,899

As of September 28, 2013, $1,932 million of the total debt was at a fixed rate and $2,886 million was at a floating rate.

Debt Refinancing

2013 Term Loan Amendment

On June 7, 2013, the Company amended its senior secured 2011 Term Loan resulting in the following:

•

The aggregate principal amount outstanding under the Amended 2011 Term Loan was increased from $417 million to $2,100 million and the maturity date of the loan facility was extended from March 31, 2017 to March 31, 2019;

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

•

Continuing lenders refinanced an aggregate of $1,634 million in principal of their 2011 Term Loan and Amended 2007 Term Loan holdings for a like amount in principal of the Amended 2011 Term Loan. The continuing lenders purchased an additional $209 million in principal of the Amended 2011 Term Loan from non-continuing lenders. Also, continuing lenders purchased $162 million in principal of the Amended 2011 Term Loan from other continuing lenders electing to decrease their holdings in the Amended 2011 Term Loan.

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

The Amended 2011 Term Loan resulted in an $18 million loss on refinancing and such amount has been classified as an extinguishment of debt. The Company wrote-off $9 million of unamortized debt issuance costs and expensed $5 million of loan fees relating to the portion of the transaction accounted for as an extinguishment of debt. Additionally, the Company expensed $4 million of third party costs allocated to the portion of the transaction accounted for as a debt modification. Unamortized debt issuance costs of $6 million will be carried forward and will be amortized through March 31, 2019, the maturity date of the Amended 2011 Term Loan. Upon completion of the transaction on June 7, 2013, entities affiliated with KKR held $290 million of the Amended 2011 Term Loan.

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

2012 ABS Loan Refinancing

On August 27, 2012, the Company entered into a new ABS loan facility, the 2012 ABS Facility, and used the proceeds to repay all amounts due on its previous ABS Facility. The Company paid loan fees of $2 million to the 2012 ABS Facility lenders in connection with the transaction and incurred third party costs (principally transaction and legal fees) of $1 million relating to this transaction. The refinancing resulted in the full payment of the previous ABS Facility and the contemporaneous receipt of proceeds under the 2012 ABS Facility. A portion of the lenders under the 2012 ABS Facility were also lenders under the previous ABS Facility. Due to the fact that the terms of the 2012 ABS Facility were not substantially different from the previous ABS Facility, that portion of the 2012 ABS Facility pertaining to those continuing lenders was accounted for as a debt modification as opposed to a debt extinguishment. The ABS loan refinancing resulted in a loss on extinguishment of debt of $1 million, consisting of certain third party costs related to the 2012 ABS loan refinancing and a write-off of unamortized debt issuance costs related to the previous ABS Facility.

2012 Term Loan Amendment

On June 6, 2012, the Company entered into an agreement to amend its 2007 Term Loan scheduled to mature on July 3, 2014. Holders of $1,241 million in principal of the 2007 Term Loan, as of June 6, 2012, consented to extend the maturity date of their debt holdings from July 3, 2014 to March 31, 2017. As consideration for the modification, the interest rate on the extended 2007 Term Loan was increased to Prime plus 2.5% or LIBOR plus 4.25% with a LIBOR floor of 1.5%. The Company paid fees of $4 million to the 2007 Term Loan holders in consideration for their approval and/or participation in the transaction. Additionally, the Company incurred third party costs (principally transaction and legal fees) of $3 million relating to this transaction. The amendment did not require the repayment of the 2007 Term Loan and the receipt of new loan proceeds. However, the terms of the amended 2007 Term Loan were determined to be substantially different from the original agreement and, as a consequence, the amendment was accounted for as an extinguishment of debt and the contemporaneous acquisition of new debt. The 2007 Term Loan amendment resulted in a second quarter 2012 loss on extinguishment of debt of $10 million, including the write-off of $6 million of unamortized debt issuance costs relating to the 2007 Term Loan and fees paid to debt holders of $4 million. Entities affiliated with KKR, holding $321 million of the 2007 Term Loan as of June 6, 2012, participated in the transaction.

Following is a description of each of the Company’s debt instruments outstanding as of September 28, 2013:

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

•

An asset backed senior secured revolving loan facility, the ABL Facility, provides for loans of up to $1,100 million with its capacity limited by borrowing base calculations. As of September 28, 2013, the Company had $100 million of outstanding borrowings and had issued letters of credit totaling $293 million under the ABL Facility. Outstanding letters of credit included $97 million issued in favor of certain lessors securing Ahold’s contingent exposure under guarantees of our obligations with respect to certain leases, and $178 million issued in favor of certain commercial insurers securing our obligations with respect to our self-insurance program. There is available capacity on the ABL Facility of $707 million at September 28, 2013, based on the borrowing base calculation. As of September 28, 2013, the Company can periodically elect to pay interest under the amended ABL Facility at Prime plus 1.25% or LIBOR plus 2.25% on the majority of the facility. On borrowings up to $75 million, the facility bears interest at Prime plus 2.5% or LIBOR plus 3.5%. The ABL facility also carries letter of credit fees of 2.25% and an unused commitment fee of 0.38%. The Company anticipates repaying all or substantially all of the outstanding ABL borrowings at times during the next twelve months and reborrowing funds under the facility as needed. The Company anticipates its borrowing base capacity will exceed its ABL facility borrowing needs at all times within the next twelve months and, accordingly, it has included these borrowings in Long-term debt in its Consolidated Balance Sheet at September 28, 2013.

•

A senior secured term loan, or the Amended 2011 Term Loan, consists of a senior secured term loan with outstanding borrowings of $2,100 million at September 28, 2013. The Amended 2011 Term Loan bears interest equal to Prime plus 2.5% or LIBOR plus 3.5%, with a LIBOR floor of 1.0%, based on a periodic election of the interest rate by the Company. Principal repayments of $5 million are payable quarterly with the balance due at maturity. The Amended 2011 Term Loan may require mandatory repayments upon the sale of certain assets or based on excess cash flow generated by the Company, as defined in the agreement. As of September 28, 2013, entities affiliated with KKR held $288 million of the Company’s Amended 2011 Term Loan debt. The interest rate for all borrowings on the Amended 2011 Term Loan was 4.5%, the LIBOR floor of 1.0% plus 3.5%, at September 28, 2013.

•	The CMBS Fixed Facility provides financing of $472 million and is secured by mortgages on 38 properties, consisting primarily of distribution centers. The CMBS Fixed Facility bears interest at 6.38%.

•

A senior secured revolving credit facility, or the Cash Flow Revolver, provided for loans of up to $100 million. There were no borrowings in 2013 on the Cash Flow Revolver before it matured on July 3, 2013.

•

The unsecured Senior Notes, with outstanding principal of $1,350 million at September 28, 2013, bear interest at 8.5%. Unamortized original issue premium associated with the 2013 and 2012 Senior Notes issuances of $19 million at September 28, 2013 will be amortized as a reduction of interest expense over the remaining life of this debt facility. As of September 28, 2013, entities affiliated with KKR held $27 million of the Company’s Senior Notes.

Substantially all of our assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash of the Company. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventory and tractors and trailers owned by the Company. The CMBS Fixed Facility is collateralized by mortgages on the 38 related properties. The obligations of the Company under the Amended 2011 Term Loan are guaranteed by security in all of the capital stock of the Company’s subsidiaries, each of the direct and indirect 100% owned domestic subsidiaries, as defined in the agreements, and are secured by substantially all assets of the Company and its subsidiaries not pledged under the 2012 ABS Facility and the CMBS Facilities. More specifically, the Amended 2011 Term Loan has priority over certain collateral securing the ABL Facility and has second priority for other collateral securing the ABL Facility. The former CMBS Floating Facility was collateralized by mortgages on 15 related properties until July 9, 2012 when its outstanding borrowings were repaid. Currently, 14 properties remain in the special purpose, bankruptcy remote subsidiary of the Company and are not pledged as collateral under any of the Company’s debt agreements.

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

During 2013, certain Assets Held for Sale were adjusted to equal their estimated fair value less costs to sell resulting in tangible asset impairment charges of $2 million. During 2013, we also incurred $3 million of severance costs, including $1 million for a multiemployer pension withdrawal liability. During 2012, we recognized restructuring and tangible asset impairment charges of $9 million. We announced the closing of two facilities, consisting of a distribution facility and an administrative support facility. The closed facilities ceased operations during the second half of 2012 and were consolidated into other Company facilities. The closing of the two facilities resulted in $5 million of tangible asset impairment charges and minimal severance and related costs. During 2012, we also recognized $4 million of severance costs primarily relating to initiatives to functionalize and optimize our business processes and systems.

A summary of the restructuring charges during the 13-weeks and 39-weeks ended September 28, 2013 and September 29, 2012 is as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Severance and related costs	$1,176	$296	$3,335	$3,647
Facility closing costs	306	—	(145)	—
Tangible asset impairment charges	—	—	1,860	5,040

Total	$1,482	$296	$5,050	$8,687

The following table summarizes the changes in the restructuring liabilities for the 39-weeks ended September 28, 2013 (in thousands):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total
Balance at December 29, 2012	$74,121	$3,177	$77,298
Current period charges	3,343	485	3,828
Change in estimate	(8)	(630)	(638)
Payments and usage — net of accretion	(9,366)	(746)	(10,112)

Balance at September 28, 2013	$68,090	$2,286	$70,376

The $68 million of restructuring liabilities as of September 28, 2013 for severance and related costs include $62 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031 at interest effectively at 5.9% to 6.7%.

11.	RELATED PARTY TRANSACTIONS

The Company pays a $0.8 million monthly management fee to investment funds associated with or managed by the Sponsors. For the 13-week periods ended September 28, 2013 and September 29, 2012, the Company recorded management fees and related expenses of $3 million and $2 million, respectively. For each of the 39-week periods ended September 28, 2013 and September 29, 2012, the Company recorded management fees and related expenses of $8 million. The management fees are reported as Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income (Loss). Affiliates of KKR received transaction fees of $2 million for services related to the 2013 debt refinancing transactions and $0.5 million related to the 2012 debt refinancing transaction.

As discussed in Note 9 — Debt, entities affiliated with the Sponsors hold various positions in some of our debt facilities and participated in our 2013 debt refinancing transactions. Entities affiliated with KKR initially held $290 million of the Amended 2011 Term Loan upon completion of the transaction in June 2013 and were initial purchasers of $6 million in aggregate principal of Senior Notes sold in January 2013. At September 28, 2013, entities affiliated with KKR held $315 million in aggregate principal of the Company’s debt facilities.

12.	RETIREMENT PLANS

The Company has defined benefit and defined contribution retirement plans for its employees. Also, the Company contributes to various multiemployer plans under collective bargaining agreements and provides certain health care benefits to eligible retirees and their dependents.

The components of net pension and other post retirement benefit costs for Company sponsored defined benefit plans for the periods presented are as follows (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Service cost	$8,357	$6,512	$39	$35
Interest cost	8,485	9,909	107	128
Expected return on plan assets	(10,538)	(10,558)	—	—
Amortization of prior service cost	50	26	—	—
Amortization of net loss	3,387	4,051	27	8

Net periodic benefit costs	$9,741	$9,940	$173	$171

	39-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Service cost	$24,417	$19,364	$116	$106
Interest cost	25,221	28,802	323	384
Expected return on plan assets	(31,501)	(31,216)	—	—
Amortization of prior service cost	149	77	—	—
Amortization of net loss	9,902	10,930	83	25

Net periodic benefit costs	$28,188	$27,957	$522	$515

During the 13-weeks ended September 28, 2013 and September 29, 2012, the Company reclassified $3 million and $4 million, respectively, out of Accumulated Other Comprehensive Loss to Distribution, selling and administrative costs relating to retirement benefit obligations. During the 39-weeks ended September 28, 2013 and September 29, 2012, the Company reclassified $10 million and $11 million, respectively, out of Accumulated Other Comprehensive Loss to Distribution, selling and administrative costs relating to retirement benefit obligations.

The Company contributed $38 million and $37 million to its defined benefit and other postretirement plans during the 39-week periods ended September 28, 2013 and September 29, 2012, respectively. The Company anticipates making $49 million in contributions, including payments described above, to its pension plans and other postretirement plans during fiscal year 2013.

13.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents amounts reclassified out of accumulated other comprehensive loss by component for the periods presented as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
Accumulated Other Comprehensive Loss Components	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Defined benefit retirement plans:
Balance at beginning of period (1)	$(118,125)	$(107,260)	$(125,642)	$(111,482)

Other comprehensive income before reclassifications	—	—	—	—
Amortization of prior service cost (2)	50	26	149	77
Amortization of net loss (2)	3,414	4,058	9,985	10,953

Total before income tax (3)	3,464	4,084	10,134	11,030
Income tax (provision) benefit	(19)	(1,600)	828	(4,324)

Current period comprehensive income, net of tax	3,445	2,484	10,962	6,706

Balance at end of period (1)	$(114,680)	$(104,776)	$(114,680)	$(104,776)

Interest rate swap derivative cash flow hedge (4):
Balance at beginning of period (1)	$—	$(8,994)	$(542)	$(18,112)

Other comprehensive income before reclassifications	—	(1,125)	(653)	(2,798)
Amounts reclassified from other comprehensive income (5)	—	7,670	2,042	24,315

Total before income tax	—	6,545	1,389	21,517
Income tax provision	—	(2,559)	(847)	(8,413)

Current period comprehensive income, net of tax	—	3,986	542	13,104

Balance at end of period (1)	$—	$(5,008)	$—	$(5,008)

Accumulated Other Comprehensive Loss end of period (1)	$(114,680)	$(109,784)	$(114,680)	$(109,784)

(1)	Amounts are presented net of tax.
(2)	Included in the computation of net periodic benefit costs. See Note — 12 Retirement Plans for additional information.
(3)	Included in Distribution, selling and administration expenses in the Consolidated Statements of Comprehensive Income (Loss).
(4)	The interest rate swap derivative expired in January 2013.
(5)	Included in Interest Expense-Net in the Consolidated Statements of Comprehensive Income (Loss).

14.	INCOME TAXES

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

The Company estimated the expected annual effective tax rate. In deriving the effective tax rate to be applied to the results for the 39-week period ended September 28, 2013, the Company excluded the effects of the valuation allowance necessary as a result of the tax amortization of its goodwill and trademarks, its projected nominal book income, and certain permanently non-deductible items. The valuation allowance impact of the tax amortization of goodwill and trademarks has been measured discretely by quarter to calculate income taxes. Given the Company’s cumulative loss position, the impact of the projected current year book income and non-deductible items is being offset by a commensurate valuation allowance adjustment within the annual effective tax rate. This method was applied, as the Company concluded that to use the forecasted annual effective tax rate, unadjusted for those items described above, would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. The impact of including the tax goodwill and trademarks amortization in the annual effective tax rate computation, as applied to the year-to-date pre-tax loss of $62 million, would be distortive to the financial statements. Similarly, including the impact of the nominal income and non-deductible permanent items would also distort the annual effective rate in light of the Company’s full valuation allowance position. As a result of these considerations, management concluded that the readers of the financial statements would best benefit from a tax provision for the quarter that reflects the accretion of the valuation allowance on a discrete, ratable basis.

The valuation allowance against the net deferred tax assets was $129 million at December 29, 2012. The deferred tax assets related to federal and state net operating losses, net of amounts applicable to Other Comprehensive Income, increased $22 million during the 39-week period ending September 28, 2013, which resulted in a $151 million total valuation allowance at September 28, 2013. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the 13-week period ended September 28, 2013 of 40% varied from the 35% federal statutory rate primarily due to a revision of estimated annual book income and a $4 million increase in the valuation allowance as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities. The effective tax rate for the 39-week period ended September 28, 2013 of 10% varied from the 35% federal statutory rate primarily due to expenses not deductible for federal income tax purposes, state income taxes and an increase in the valuation allowance, combined with the small amount of estimated annual pre-tax book income. During the 39-weeks ended September 28, 2013, the valuation allowance increased $27 million as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

The effective tax rate for the 39-week period ended September 29, 2012 of 23% varied from the federal statutory rate of 35% primarily due to expenses not deductible for federal income tax purposes, state income taxes and changes in the valuation allowance, combined with the small amount of estimated annual book income. The effective tax rate for the 13-week period ended September 29, 2012 was 33%.

On September 13, 2013 the Internal Revenue Service issued new final tangible property regulations. The Company is in the process of analyzing the new regulations impact to the Company. At this point in time, we do not believe the change will have any material impact to our financial statements. These regulations are effective January 1, 2014.

15.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company enters into purchase orders with vendors and other parties in the ordinary course of business. The Company has a limited number of long-term purchase contracts with vendors that require it to buy a predetermined volume of goods. Additionally, to minimize our fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements.

Indemnification by Ahold for Certain Matters — In connection with the Acquisition, Ahold committed to indemnify and hold harmless the Company from and against damages (which includes losses, liabilities, obligations, and claims of any kind) and litigation costs (including attorneys’ fees and expenses) suffered, incurred or paid after the Closing Date relating to certain matters. The Company was responsible for the first $40 million of damages and litigation expenses incurred after the closing of the Acquisition related to such matters and Ahold’s indemnification obligations apply to any such damages and litigation expenses as may be incurred after the Closing Date in excess of $40 million. As of the end of its 2009 fiscal year, the Company had incurred $40 million in costs related to these matters; therefore, any future litigation expenses related to the aforementioned matters are subject to the rights of indemnification from Ahold. As of September 28, 2013, no material amounts are due to the Company from Ahold under the indemnification agreement.

California 2010 Labor Code Claim — In April 2010, a putative class action complaint was filed against the Company in California alleging the Company failed to meet its obligations under the California Labor Code related to the provision of meals and breaks for certain drivers. The case has been removed to federal court. In December 2011, the parties reached a tentative settlement of all claims, subject to court approval, and the Company recorded a liability of $3 million to reflect the settlement. In September 2012, the court entered final approval of the settlement which the Company paid into the court’s escrow account in October 2012. Distribution of the settlement funds to all of the identified class members in accordance with the court approved settlement was completed as of September 28, 2013, the Company’s third quarter reporting period.

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

Pricing Litigation — In October 2006, two customers filed a putative class action against the Company and Ahold. In December 2006, an amended complaint was filed naming a third plaintiff. The complaint focuses on certain pricing practices of the Company in contracts with some of its customers. In February 2007, the Company filed a motion to dismiss the complaint. In August 2007, two additional customers of the Company filed putative class action complaints. These two additional lawsuits are based upon the pricing practices at issue in the case described in the first two sentences of this paragraph. In November 2007, the Judicial Panel on Multidistrict Litigation ordered the transfer of the two subsequently filed lawsuits to the jurisdiction in which the first lawsuit was filed, the U.S. District Court for the District of Connecticut, for consolidated or coordinated proceedings. In June 2008, the Plaintiffs filed their consolidated and amended class action complaint; the Company moved to dismiss this complaint. In August 2009, the Plaintiffs filed a motion for class certification. In December 2009, the court issued a ruling on the Company’s motion to dismiss, dismissing Ahold from the case and also dismissing certain of the plaintiffs’ claims. On November 30, 2011, the court issued its ruling granting the plaintiffs’ motion to certify the class. On April 4, 2012, the U.S. Court of Appeals for the Second Circuit granted the Company’s request to appeal the district court’s decision which granted class certification. Oral argument was held and the court upheld the grant of class certification. The Company is considering an appeal to the United States Supreme Court. In the meantime, the case continues through the discovery stage. The Company believes it has meritorious defenses to the remaining claims and continues to vigorously defend against the lawsuit. The Company does not believe at this time that an unfavorable outcome from this matter is probable and, accordingly, no such liability has been recorded. Due to the inherent uncertainty of legal proceedings, it is reasonably possible the Company could suffer a loss as a result of this matter. An estimate of a possible loss or range of loss from this matter cannot be made. However, any potential liability is subject to the Company’s rights of indemnification from Ahold to the extent and as described above.

Other Legal Proceedings — In addition to the matters described above, the Company and its subsidiaries are parties to a number of other legal proceedings arising out of their business operations. The legal proceedings whether pending, threatened or unasserted, if decided adversely to or settled by the Company, may result in liabilities material to the Company’s financial condition or results of operations. The Company has recognized provisions with respect to its proceedings, where appropriate, which are reflected in the Company’s Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures, in excess of established provisions, in amounts that cannot reasonably be estimated. However, the Company believes that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. The Company’s policy is to expense attorney fees as incurred, except for those fees that are reimbursable under the above noted Indemnification by Ahold.

16.	GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following consolidating schedules present condensed financial information of (i) the Company; (ii) certain of its subsidiaries (Guarantors) that guarantee certain obligations of the Company (the Senior Notes; the ABL Facility; and the Amended 2011 Term Loan; and (iii) its other subsidiaries (Non-Guarantors). The Guarantors under the Senior Notes are identical to the Guarantors under the ABL Facility; and the Amended 2011 Term Loan. Separate financial statements and other disclosures with respect to the Guarantor subsidiaries have not been provided because the Company believes the following information is sufficient, as the Guarantor subsidiaries are 100% owned by the Company and all guarantees under the Senior Notes are full and unconditional and joint and several, subject to certain release provisions which the Company has concluded are customary and therefore consistent with the Company’s ability to present condensed financial information of the Guarantors. Under the Senior Notes, a Guarantor subsidiary’s guarantee may be released when any of the following occur: (i) the sale of the

Guarantor subsidiary or all of its assets; (ii) a merger or consolidation of the Guarantor subsidiary with and into the Company or another Guarantor subsidiary; (iii) upon the liquidation of the Guarantor subsidiary following the transfer of all of its assets to the Company or another Guarantor subsidiary; (iv) the rating on the securities is changed to investment grade; (v) the requirements for legal defeasance or covenant defeasance or discharge of the obligation have been satisfied; (vi) the Guarantor subsidiary is declared unrestricted for covenant purposes; or (vii) the Guarantor subsidiary’s guarantee of other indebtedness is terminated or released.

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

	Condensed Consolidating Balance Sheet (Unaudited)
	September 28, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable — net	$303,163	$31,630	$961,198	$—	$1,295,991
Inventories	1,117,435	51,102	—	—	1,168,537
Other current assets	310,450	6,975	81,418	—	398,843
Property and equipment	871,661	84,042	772,821	—	1,728,524
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles	778,595	—	—	—	778,595
Investments in subsidiaries	1,356,508	—	—	(1,356,508)	—
Intercompany receivables	—	608,849	—	(608,849)	—
Other assets	53,328	17	33,312	(23,200)	63,457

Total assets	$8,626,617	$782,615	$1,848,749	$(1,988,557)	$9,269,424

Accounts payable	$1,229,109	$38,344	$—	$—	$1,267,453
Other current liabilities	583,619	15,260	3,878	—	602,757
Long-term debt	3,630,396	15,536	1,158,391	—	4,804,323
Intercompany payables	571,173	—	37,676	(608,849)	—
Other liabilities	838,691	—	5,771	(23,200)	821,262
Shareholder’s equity	1,773,629	713,475	643,033	(1,356,508)	1,773,629

Total liabilities and shareholder’s equity	$8,626,617	$782,615	$1,848,749	$(1,988,557)	$9,269,424

	Condensed Consolidating Balance Sheet
	December 29, 2012
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable — net	$283,325	$31,303	$901,984	$—	$1,216,612
Inventories	1,041,628	50,864	—	—	1,092,492
Other current assets	357,830	5,937	87,635	—	451,402
Property and equipment	834,116	85,486	786,786	—	1,706,388
Goodwill	3,833,301	—	—	—	3,833,301
Other intangibles	889,453	—	—	—	889,453
Investments in subsidiaries	1,319,079	—	—	(1,319,079)	—
Intercompany receivables	—	573,654	—	(573,654)	—
Other assets	61,977	17	34,964	(23,200)	73,758

Total assets	$8,620,709	$747,261	$1,811,369	$(1,915,933)	$9,263,406

Accounts payable	$1,204,529	$35,113	$148	$—	$1,239,790
Other current liabilities	561,032	12,334	25,657	—	599,023
Long-term debt	3,628,391	—	1,136,508	—	4,764,899
Intercompany payables	549,633	—	24,021	(573,654)	—
Other liabilities	862,568	—	5,770	(23,200)	845,138
Shareholder’s equity	1,814,556	699,814	619,265	(1,319,079)	1,814,556

Total liabilities and shareholder’s equity	$8,620,709	$747,261	$1,811,369	$(1,915,933)	$9,263,406

	Condensed Consolidating Statement of Comprehensive Income (Unaudited)
	13-Weeks Ended September 28, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,546,482	$140,230	$23,176	$(23,176)	$5,686,712
Cost of goods sold	4,605,544	110,709	—	—	4,716,253

Gross profit	940,938	29,521	23,176	(23,176)	970,459
Operating expenses:
Distribution, selling and admininstrative	868,576	23,646	15,420	(27,524)	880,118
Restructuring and tangible asset impairment charges	1,482	—	—	—	1,482

Total operating expenses	870,058	23,646	15,420	(27,524)	881,600

Operating income	70,880	5,875	7,756	4,348	88,859
Interest expense — net	61,561	199	11,018	—	72,778
Other expense (income) — net	26,867	(4,348)	(26,867)	4,348	—

(Loss) income before income taxes	(17,548)	10,024	23,605	—	16,081
Income tax benefit (provision)	14,108	—	(7,750)	—	6,358
Equity in earnings of subsidiaries	25,879	—	—	(25,879)	—

Net income	22,439	10,024	15,855	(25,879)	22,439
Other comprehensive income	3,445	—	—	—	3,445

Comprehensive income	$25,884	$10,024	$15,855	$(25,879)	$25,884

	Condensed Consolidating Statement of Comprehensive Income (Unaudited)
	13-Weeks Ended September 29, 2012
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,364,479	$143,052	$23,819	$(23,819)	$5,507,531
Cost of goods sold	4,466,196	115,888	—	—	4,582,084

Gross profit	898,283	27,164	23,819	(23,819)	925,447
Operating expenses:
Distribution, selling and admininstrative	836,211	24,086	15,275	(28,237)	847,335
Restructuring and tangible asset impairment charges	296	—	—	—	296

Total operating expenses	836,507	24,086	15,275	(28,237)	847,631

Operating income	61,776	3,078	8,544	4,418	77,816
Interest expense — net	70,051	1	10,807	—	80,859
Loss on extinguishment of debt	—	—	796	—	796
Other expense (income) — net	25,829	(4,419)	(25,828)	4,418	—

(Loss) income before income taxes	(34,104)	7,496	22,769	—	(3,839)
Income tax benefit (provision)	8,633	—	(7,349)	—	1,284
Equity in earnings of subsidiaries	22,916	—	—	(22,916)	—

Net (loss) income	(2,555)	7,496	15,420	(22,916)	(2,555)
Other comprehensive income	6,470	—	—	—	6,470

Comprehensive income	$3,915	$7,496	$15,420	$(22,916)	$3,915

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	39-Weeks Ended September 28, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$16,326,932	$423,450	$70,194	$(70,194)	$16,750,382
Cost of goods sold	13,562,912	336,057	—	—	13,898,969

Gross profit	2,764,020	87,393	70,194	(70,194)	2,851,413
Operating expenses:
Distribution, selling and admininstrative	2,602,661	69,907	44,970	(83,603)	2,633,935
Restructuring and tangible asset impairment charges	3,660	—	1,390	—	5,050

Total operating expenses	2,606,321	69,907	46,360	(83,603)	2,638,985

Operating income	157,699	17,486	23,834	13,409	212,428
Interest expense — net	199,200	501	33,425	—	233,126
Loss on extinguishment of debt	41,796	—	—	—	41,796
Other expense (income) — net	81,715	(13,409)	(81,715)	13,409	—

(Loss) income before income taxes	(165,012)	30,394	72,124	—	(62,494)
Income tax benefit (provision)	29,769	—	(23,536)	—	6,233
Equity in earnings of subsidiaries	78,982	—	—	(78,982)	—

Net (loss) income	(56,261)	30,394	48,588	(78,982)	(56,261)
Other comprehensive income	11,504	—	—	—	11,504

Comprehensive (loss) income	$(44,757)	$30,394	$48,588	$(78,982)	$(44,757)

	Condensed Consolidating Statement of Comprehensive Income (Unaudited)
	39-Weeks Ended September 29, 2012
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$15,793,916	$436,332	$71,312	$(71,312)	$16,230,248
Cost of goods sold	13,130,657	354,306	—	—	13,484,963

Gross profit	2,663,259	82,026	71,312	(71,312)	2,745,285
Operating expenses:
Distribution, selling and admininstrative	2,466,396	71,419	45,313	(83,776)	2,499,352
Restructuring and tangible asset impairment charges	8,687	—	—	—	8,687

Total operating expenses	2,475,083	71,419	45,313	(83,776)	2,508,039

Operating income	188,176	10,607	25,999	12,464	237,246
Interest expense — net	193,097	20	34,179	—	227,296
Loss on extinguishment of debt	9,600	—	796	—	10,396
Other expense (income) — net	73,184	(12,465)	(73,183)	12,464	—

(Loss) income before income taxes	(87,705)	23,052	64,207	—	(446)
Income tax benefit (provision)	21,165	—	(21,061)	—	104
Equity in earnings of subsidiaries	66,198	—	—	(66,198)	—

Net (loss) income	(342)	23,052	43,146	(66,198)	(342)
Other comprehensive income	19,810	—	—	—	19,810

Comprehensive income	$19,468	$23,052	$43,146	$(66,198)	$19,468

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	39-Weeks Ended September 28, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$88,417	$5,958	$19,976	$114,351

Cash flows from investing activities:
Proceeds from sales of property and equipment	6,033	—	6,987	13,020
Purchases of property and equipment	(128,058)	(5,089)	—	(133,147)

Net cash (used in) provided by investing activities	(122,025)	(5,089)	6,987	(120,127)

Cash flows from financing activities:
Proceeds from debt refinancing	854,485	—		854,485
Proceeds from other borrowings	1,303,000	—	—	1,303,000
Payment for debt financing costs	(29,376)	—	—	(29,376)
Principal payments on debt and capital leases	(1,846,286)	(1,391)	—	(1,847,677)
Repurchase of senior subordinated notes	(375,144)	—	—	(375,144)
Capital contributions (distributions)	26,963	—	(26,963)	—
Proceeds from parent company common stock sales	475	—	—	475
Parent company common stock repurchased	(5,250)	—	—	(5,250)

Net cash used in financing activities	(71,133)	(1,391)	(26,963)	(99,487)

Net decrease in cash and cash equivalents	(104,741)	(522)	—	(105,263)
Cash and cash equivalents — beginning of period	240,902	1,555	—	242,457

Cash and cash equivalents — end of period	$136,161	$1,033	$—	$137,194

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	39-Weeks Ended September 29, 2012
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(32,156)	$22,248	$28,405	$18,497

Cash flows from investing activities:
Acquisition of businesses	(91,777)	—	—	(91,777)
Proceeds from sales of property and equipment	2,464	—	7,421	9,885
Purchases of property and equipment	(207,421)	(22,003)	—	(229,424)

Net cash (used in) provided by investing activities	(296,734)	(22,003)	7,421	(311,316)

Cash flows from financing activities:
Proceeds from debt borrowings	1,601,000	—	—	1,601,000
Proceeds from debt refinancing		—	686,000	686,000
Payment for debt financing costs	(6,175)	—	(3,413)	(9,588)
Principal payments on debt and capital leases	(1,170,185)	—	(854,526)	(2,024,711)
Capital (distributions) contributions	(136,113)	—	136,113	—
Proceeds from parent company common stock sales	761	—	—	761
Parent company common stock repurchased	(1,500)	—	—	(1,500)

Net cash provided by (used in) financing activities	287,788	—	(35,826)	251,962

Net (decrease) increase in cash and cash equivalents	(41,102)	245	—	(40,857)
Cash and cash equivalents — beginning of period	201,092	1,599	—	202,691

Cash and cash equivalents — end of period	$159,990	$1,844	$—	$161,834

17.	BUSINESS SEGMENT INFORMATION

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

The measure used by the CODM to assess operating performance is Adjusted EBITDA. Adjusted EBITDA is defined as “Net Income (Loss), plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization expense” or “EBITDA”, adjusted for (i) Sponsor fees, (ii) restructuring and tangible and intangible asset impairment charges, (iii) share-based compensation expense, (iv) gains, losses, or charges as specified under the Company’s debt agreements, and (v) the non-cash impact of LIFO adjustments. Costs to optimize and transform our business are noted as business transformation costs in the table below and are added to EBITDA in arriving at Adjusted EBITDA as specified under the Company’s debt agreements. Business transformation costs include costs related to functionalization and significant process and systems redesign in the Company’s replenishment, finance, category management and human resources functions; company rebranding; cash & carry retail store strategy and implementation; and process and system redesign related to the Company’s sales model. The aforementioned items are specified as items to add to EBITDA in arriving at Adjusted EBITDA per the Company’s debt agreements and, accordingly, our management includes such adjustments when assessing the operating performance of the business.

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net Income (Loss) for the periods indicated (in thousands):

	13-Weeks Ended		39-Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Adjusted EBITDA	$216,619	$208,173	$599,201	$613,498
Adjustments:
Sponsor fees (1)	(2,606)	(2,495)	(7,771)	(7,665)
Restructuring and tangible asset impairment charges (2)	(1,482)	(296)	(5,050)	(8,687)
Share-based compensation expense (3)	(3,887)	38	(9,784)	(3,166)
LIFO reserve change (4)	837	(15,313)	(6,526)	(18,835)
Loss on extinguishment of debt (5)	—	(796)	(41,796)	(10,396)
Business transformation costs (6)	(15,156)	(16,243)	(43,700)	(56,717)
Other (7)	(9,211)	(5,889)	(26,675)	(19,252)

EBITDA	185,114	167,179	457,899	488,780
Interest expense, net	(72,778)	(80,859)	(233,126)	(227,296)
Income tax benefit	6,358	1,284	6,233	104
Depreciation and amortization expense	(96,255)	(90,159)	(287,267)	(261,930)

Net Income (Loss)	$22,439	$(2,555)	$(56,261)	$(342)

(1)	Consists of management fees paid to the Sponsors.
(2)	Restructuring and tangible asset impairment charges primarily consist of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for USF Holding Corp. share option awards and restricted shares and restricted stock units granted.
(4)	Consists of changes in the LIFO reserve.
(5)	The 2013 loss on extinguishment of debt consists of a write-off of unamortized debt issuance costs, as well as loan fees and third party costs related to the Amended 2011 Term Loan, and an early redemption premium and a write-off of unamortized debt issuance costs related to the Senior Subordinated Notes redemption. The third quarter 2012 loss on extinguishment of debt consists of certain third party costs related to the 2012 ABS Facility and a write-off of unamortized debt issuance costs related to the previous ABS Facility. In the second quarter 2012, we recorded a loss on extinguishment of debt consisting of fees paid to debt holders and the write-off of unamortized debt issuance costs related to the amendment of the 2007 Term Loan.
(6)	Consists primarily of costs related to functionalization and significant process and systems redesign.
(7)	Other includes gains, losses or charges as specified under the Company’s debt agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless indicated otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” or “US Foods,” as used in this discussion and analysis refer to US Foods, Inc. and its consolidated subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our accompanying unaudited consolidated financial statements for the quarterly period ended September 28, 2013 included in Part I, Item I of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the fiscal year ended December 29, 2012, included as part of the Company’s Registration Statements on Forms S-4 (Registration Nos. 333-185732 and 333-187667) filed with the Securities and Exchange Commission (“SEC”) on April 2, 2013 and declared effective by the SEC on April 5, 2013 and Registration Statement on Form S-1 (Registration No. 333-189142) filed with the SEC on July 12, 2013 and declared effective by the SEC on July 24, 2013.

Overview

We are a leading foodservice distributor in the United States with approximately $22 billion of net sales in fiscal year 2012. We market and distribute fresh, frozen and dry food and non-food products to more than 200,000 foodservice customers including independently owned single location restaurants, regional concepts, national chains, hospitals, nursing homes, hotels and motels, country clubs, fitness centers, government and military organizations, colleges and universities, and retail locations.

We serve geographical areas representing substantially all of the United States population. Our over 200,000 foodservice customers are served by our sales force of approximately 5,000 associates. We offer an extensive array of products with approximately 350,000 stock keeping units (“SKUs”) and we believe we have developed one of the most extensive private label product portfolios in the foodservice industry today, representing approximately 30,000 SKUs and over $6 billion in fiscal year 2012 net sales. We source our product from over 5,000 suppliers and serve as a valuable channel for them to reach our customers. We support our business with one of the largest private refrigerated transport fleets in the United States, with approximately 6,000 refrigerated trucks traveling approximately 230 million miles annually. Due to the similarity of our operations across the country, we manage our operations as a single operating segment.

The business environment in the foodservice market continues to be challenged by the slow economic recovery. Foodservice distribution is a highly competitive and fragmented industry with competition consisting of a large number of broadline distributors, specialty distributors, and retail formats such as warehouse clubs. We expect this challenging environment to continue through the remainder of 2013, and we will remain focused on executing our strategies to drive continued improvement in the business.

Results of Operations

Accounting Periods

The Company operates on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. The following table presents selected historical results of operations of our business for the periods indicated:

	13-Weeks Ended		39-Weeks Ended
	September 28	September 29	September 28	September 29
	2013	2012	2013	2012
	(in millions)		(in millions)
Net sales	$5,687	$5,507	$16,750	$16,230
Cost of goods sold	4,716	4,582	13,899	13,485

Gross profit	971	925	2,851	2,745
Operating expenses:
Distribution, selling and administrative costs	881	847	2,634	2,499
Restructuring and tangible asset impairment charges	1	—	5	9

Total operating expenses	882	847	2,639	2,508

Operating income	89	78	212	237
Interest expense, net	73	81	233	227
Loss on extinguishment of debt	—	1	42	10
Rounding	—	—	(1)	—

Income (loss) before income taxes	16	(4)	(62)	—
Income benefit	6	1	6	—

Net income (loss)	$22	$(3)	$(56)	$—

Percentage of Net Sales:
Gross profit	17.1%	16.8%	17.0%	16.9%
Distribution, selling and administrative costs	15.5%	15.4%	15.7%	15.4%
Operating expenses	15.5%	15.4%	15.8%	15.5%
Operating income	1.6%	1.4%	1.3%	1.5%
Net income (loss)	0.4%	(0.1)%	(0.3)%	0.0%
Other Data:
EBITDA (1)	$185	$167	$458	$489
Adjusted EBITDA (1)	$217	$208	$599	$613

(1)	EBITDA and Adjusted EBITDA are measures used by management to measure operating performance. EBITDA is defined as net income (loss), plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (i) Sponsor fees, (ii) restructuring and tangible and intangible asset impairment charges, (iii) share-based compensation expense, (iv) other gains, losses, or charges as specified under our debt agreements, and (v) the non-cash impact of LIFO adjustments. EBITDA and Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with accounting principles generally accepted in the United States of America (‘GAAP’). They are not measurements of our performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity.

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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss) for the periods indicated:

	13-Weeks Ended		39-Weeks Ended
	September 28	September 29	September 28	September 29
	2013	2012	2013	2012
	(in millions)		(in millions)
Net income (loss)	$22	$(3)	$(56)	$—
Interest expense, net	73	81	233	227
Income tax (benefit) provision	(6)	(1)	(6)	—
Depreciation and amortization expense	96	90	287	262

EBITDA	185	167	458	489
Adjustments:
Sponsor fees (1)	3	3	8	8
Restructuring and tangible asset impairment charges (2)	1	—	5	9
Share-based compensation expense (3)	3	—	9	3
LIFO reserve change (4)	(1)	15	7	19
Loss on extinguishment of debt (5)	—	1	42	10
Business transformation costs (6)	16	16	44	56
Other (7)	10	6	26	19

Adjusted EBITDA	$217	$208	$599	$613

(1)	Consists of management fees paid to the Sponsors.
(2)	Restructuring and tangible asset impairment charges primarily consist of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for USF Holding Corp. share option awards and restricted shares and restricted stock units granted.
(4)	Consists of changes in the LIFO reserve.
(5)	The 2013 loss on extinguishment of debt consists of a write-off of unamortized debt issuance costs, as well as loan fees and third party costs related to the Amended 2011 Term Loan, and an early redemption premium and a write-off of unamortized debt issuance costs related to the Senior Subordinated Notes redemption. The third quarter 2012 loss on extinguishment of debt consists of certain third party costs related to the 2012 ABS Facility and a write-off of unamortized debt issuance costs related to the previous ABS Facility. In the second quarter 2012, we recorded a loss on extinguishment of debt consisting of fees paid to debt holders and the write-off of unamortized debt issuance costs related to the amendment of the 2007 Term Loan.
(6)	Consists primarily of costs related to functionalization and significant process and systems redesign.
(7)	Other includes gains, losses or charges as specified under the Company’s debt agreements.

Comparison of Results

13-Weeks Ended September 28, 2013 and September 29, 2012

Highlights

Net sales increased $180 million, or 3.3%, in 2013 as compared to 2012. Gross profit increased $46 million, or 5.0% in 2013 as compared to 2012. Operating expenses, as a percentage of net sales, increased to 15.5% in 2013 as compared to 15.4% in 2012. Operating income, as a percentage of net sales, increased to 1.6% in 2013 as compared to 1.4% in 2012. Net interest expense decreased $8 million as compared to 2012. Net income was $22 million in 2013 as compared to a net loss of $3 million in 2012.

Net Sales

Net sales for the 13-week period were $5,687 million, an increase of $180 million, or 3.3% from the prior-year period. This increase was due primarily to volume growth to independent restaurants, healthcare and hospitality customers. Total case volume increased 1.2% over the prior-year comparable period. Net sales also increased by approximately $100 million due to higher product cost over the prior-year period, as a significant portion of our business is based on percentage markups over actual cost.

Gross Profit

Gross profit increased $46 million, or 5.0%, to $971 million in 2013, as compared to $925 million in 2012. Gross profit as a percentage of net sales increased by 0.3% to 17.1% for 2013, as compared to 16.8% for 2012. The increase in gross profit was primarily a result of lower product cost due to ongoing merchandising initiatives, higher case volume, and a year over year favorable LIFO inventory adjustment, partially offset by commodity pricing pressures.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased $34 million, or 4.0%, to $881 million in 2013, compared to $847 million in 2012. Distribution, selling and administrative expenses as a percentage of net sales were 15.5% in 2013 as compared to 15.4% in 2012. The 2013 increase in distribution, selling and administrative expenses is primarily due to a $30 million increase in payroll related costs, driven by higher incentive compensation versus a year ago, higher wages due to increased sales volume, and year over inflationary wage increase.

Operating Income

Operating income increased $11 million, or 14.1%, to $89 million in 2013, as compared to $78 million in 2012. Operating income as a percentage of net sales increased 0.2% to 1.6% in 2013 as compared to 1.4% for 2012. The operating income changes were primarily due to the factors discussed above.

Interest Expense

Interest expense decreased $8 million to $73 million in 2013 from $81 million in 2012, primarily due to the June 2013 refinancing of the Company’s term loan debt at a lower interest rate.

Loss on Extinguishment of Debt

The $1 million loss on debt extinguishment in 2012 consists of certain third party costs related to the 2012 ABS Facility and a write-off of unamortized debt issuance costs related to the previous ABS Facility. For a detailed description of the ABS loan refinancing transaction, see Note 9 — Debt in the Notes to the Unaudited Consolidated Financial Statements.

Income Taxes

The effective tax rate for the 13-week periods ended September 28, 2013 and September 29, 2012 was 40% and 33%, respectively.

See Note 14 — Income Taxes in the Notes to the Unaudited Consolidated Financial Statements for a discussion of the change in income tax expense (benefit) and the overall effective tax rate on the Income (loss) before income taxes.

Net Income (Loss)

Our net income was $22 million in 2013 as compared to a net loss of $3 million in 2012. The 2013 increase in net income was primarily due to the factors discussed above.

39-Weeks Ended September 28, 2013 and September 29, 2012

Highlights

Net sales increased $520 million, or 3.2%, in 2013 as compared to 2012. Gross profit increased $106 million, or 3.9% in 2013 as compared to 2012. Operating expenses, as a percentage of net sales, increased to 15.8% in 2013 as compared to 15.5% in 2012. Operating income, as a percentage of net sales, decreased to 1.3% in 2013 as compared to 1.5% in 2012. Net interest expense increased $6 million as compared to 2012. In June 2013, we amended our 2011 Term Loan and recorded a loss on extinguishment of debt of $18 million. In January 2013, we redeemed the remaining $355 million in principal of our 11.25% Senior Subordinated Notes (“Senior Subordinated Notes”) and recorded a loss on extinguishment of debt of $24 million. In August 2012 we refinanced our ABS Loan Facility resulting in a loss on debt extinguishment of $1 million. In June 2012, we amended our 2007 Term Loan and recorded a loss on extinguishment of debt of $9 million. Net loss was $56 million in 2013 as compared to a minimal net loss in 2012.

Net Sales

Net sales increased $520 million, or 3.2%, to $16,750 million in 2013 as compared to $16,230 million in 2012, primarily due to increased sales to independent restaurants, healthcare and hospitality customers. Case volume increased 1.3% over the prior-year period. Approximately $300 million of the net sales increase is attributed to higher product cost, as a significant portion of our business is based on percentage markups over actual cost.

Gross Profit

Gross profit increased $106 million, or 3.9%, to $2,851 million in 2013, as compared to $2,745 million in 2012. Gross profit as a percentage of net sales increased by 0.1% to 17.0% for 2013, as compared to 16.9% for 2012. The increase in gross profit was primarily a result of lower product cost due to ongoing merchandising initiatives, higher case volume, and a favorable year over year inventory LIFO adjustment, partially offset by commodity pricing pressures.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased $135 million, or 5.4%, to $2,634 million in 2013, compared to $2,499 million in 2012. Distribution, selling and administrative expenses as a percentage of net sales increased by 0.3% to 15.7% for 2013 as compared to 15.4% for 2012. The 2013 increase in distribution, selling and administrative expenses is primarily due to a $99 million increase in payroll and related costs, driven by higher incentive compensation costs versus a year ago, higher wages related to year over year wage inflationary increases, and increased sales volume. Other increases in distribution, selling and administrative expenses included a $25 million increase in depreciation and amortization expense due to recent capital expenditures for fleet replacement and investments in technology, and amortization of intangible assets resulting from our 2012 business acquisitions, a $14 million increase in self-insurance costs due to less favorable business insurance claims experience in 2013 and an $11 million increase in bad debt costs. These increases were offset by productivity improvements resulting from the Company’s initiatives related to selling and distribution activities and $12 million lower business transformation costs in 2013 as compared to the prior year period.

Restructuring and Tangible Asset Impairment Charges

During 2013, we recognized restructuring and tangible asset impairment charges of $5 million. Certain Assets Held for Sale were adjusted to equal their estimated fair value less costs to sell resulting in tangible asset impairment charges of $2 million. We also incurred $3 million of severance costs, including $1 million for a multiemployer pension withdrawal liability. During 2012, we recognized restructuring and tangible asset impairment charges of $9 million. We announced the closing of two facilities, consisting of a distribution facility and an administrative support facility. The closed facilities ceased operations during the second half of 2012 and were consolidated into other Company facilities. The closing of the two facilities resulted in $5 million of tangible asset impairment charges and minimal severance and related costs. During 2012, we also recognized $4 million of severance costs primarily relating to initiatives to functionalize and optimize our business processes and systems.

Operating Income

Operating income decreased $25 million, or 10.5%, to $212 million in 2013, as compared to $237 million in 2012. Operating income as a percentage of net sales decreased 0.2% to 1.3% in 2013 as compared to 1.5% for 2012. The operating income changes were primarily due to the factors discussed above.

Interest Expense

Interest expense increased $6 million to $233 million in 2013 from $227 million in 2012, primarily due to a slightly higher average interest rate attributable to the 2012 debt refinancing transactions.

Loss on Extinguishment of Debt

The $42 million loss on extinguishment of debt in 2013 consists of a write-off of unamortized debt issuance costs, as well as loan fees and third party costs relating to the Amended 2011 Term Loan and an early redemption premium and a write-off of unamortized debt issuance costs relating to the redemption of our 11.25% Senior Subordinated Notes. The $10 million loss on extinguishment of debt in 2012 consists of certain third party costs related to the 2012 ABS Facility and a write-off of unamortized debt issuance costs related to the previous ABS Facility, and fees paid to debt holders and a write-off of unamortized debt issuance costs related to the June 2007 Term Loan amendment. For a detailed description of our debt refinancing transactions, see Note 9 — Debt in the Notes to the Unaudited Consolidated Financial Statements.

Income Taxes

The effective tax rate for the 39-week periods ended September 28, 2013 and September 29, 2012 was 10% and 23%, respectively.

See Note 14 — Income Taxes in the Notes to the Unaudited Consolidated Financial Statements for a discussion of the change in income tax expense (benefit) and the overall effective tax rate on the Income (loss) before income taxes.

Net Loss

Our net loss was $56 million in 2013, as compared to a minimal net loss in 2012. The 2013 increase in net income was primarily due to the factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment, and our resources include cash provided by operations, as well as access to capital from bank borrowings and other financing arrangements.

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

2013 Term Loan Amendment — On June 7, 2013, we amended our senior secured 2011 Term Loan. The Amended 2011 Term Loan transaction resulted in the refinancing of the Company’s senior secured Amended 2007 Term Loan and its senior secured 2011 Term Loan facilities as follows:

•

The aggregate principal amount outstanding under the Amended 2011 Term Loan was increased from $417 million to $2,100 million and the maturity date of the loan facility was extended from March 31, 2017 to March 31, 2019;

•	The Amended 2011 Term Loan refinanced $1,674 million in principal of the Amended 2007 Term Loan and $417 million in principal of the 2011 Term Loan;

•

The Company incurred $21 million of transaction costs (primarily loan fees, arrangement fees, rating agency fees and legal fees) relating to the Amended 2011 Term Loan. Upon completion of the transaction on June 7, 2013, entities affiliated with Kohlberg Kravis Roberts & Co. (“KKR”), one of our Sponsors, held $290 million of the Amended 2011 Term Loan.

Senior Subordinated Notes Redemption — On January 16, 2013, we completed a series of transactions in which we:

•

Redeemed the remaining $355 million in principal of our Senior Subordinated Notes at face value plus an early redemption premium of $20 million at a price equal to 105.625% of the principal amount of such Senior Subordinated Notes, plus accrued and unpaid interest to the redemption date. An entity affiliated with Clayton, Dubilier & Rice (“CD&R”), one of our Sponsors, held the redeemed Senior Subordinated Notes; and

•

Issued an additional $375 million in aggregate principal of our 8.5% Senior Notes (“Senior Notes”) to fund the Senior Subordinated Notes redemption. The Senior Notes were issued at 103.5% of the face value of such Senior Notes for gross proceeds of $388 million. Entities affiliated with KKR were initial purchasers of $6 million in aggregate principal of Senior Notes. Additionally, we incurred third party costs (principally transaction and legal fees) of $6 million relating to this transaction.

The series of debt refinancing transactions completed in 2012 and 2013 have reduced our total debt maturities in 2013 and 2014 from $2.6 billion to less than $50 million.

As of September 28, 2013, we had $4,818 million in aggregate indebtedness outstanding with $707 million of additional borrowing capacity available under our current debt agreements and other available financing arrangements. Our current debt facilities mature at various dates, primarily from August 2015 to June 2019. Our debt maturities during the next five fiscal years are $1.4 billion. Due to the debt refinancing transactions completed in 2013 and 2012, the remaining $3.4 billion of our debt facilities will not mature until 2019. As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations. However, there is no assurance we would be able to refinance our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of our indebtedness, see Note 9 — Debt in the Notes to the Unaudited Consolidated Financial Statements for the quarterly period ended September 28, 2013.

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

The Company, its Sponsors or their affiliates may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, negotiated repurchases and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of our debt from time to time, our cash position and other considerations. Our Sponsors or their affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt is not retired and we would continue to pay interest in accordance with the terms of the debt.

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

Cash Flows

For the periods presented the following table presents condensed highlights from the cash flow statements:

	39-Weeks Ended
	September 28,	September 29,
	2013	2012
	(in millions)
Net loss	$(56)	$—
Changes in operating assets and liabilities	(189)	(278)
Other adjustments	359	296

Net cash provided by operating activities	114	18

Net cash used in investing activities	(120)	(311)

Net cash (used in) provided by financing activities	(99)	252

Net decrease in cash and cash equivalents	(105)	(41)

Cash and cash equivalents, beginning of period	242	203

Cash and cash equivalents, end of period	$137	$162

Operating Activities

Cash flows provided by operating activities were $114 million for the 39-weeks ended September 28, 2013 compared to cash flows provided by operating activities of $18 million for the 39-weeks ended September 29, 2012. Cash flows provided by operating activities in 2013 were unfavorably impacted by changes in operating assets and liabilities, including increases in accounts receivable and inventories, partially offset by an increase in accounts payable. Cash flows provided by operating activities in 2012 were unfavorably impacted changes in operating assets and liabilities, including increases in inventories and accounts receivable and a decrease in accrued expenses and other liabilities, partially offset by an increase in accounts payable.

Cash flows provided by operating activities increased $96 million in 2013, as compared to 2012. Year over year decreases in accounts receivable and inventories and an increase in accrued expenses and other liabilities, partially offset by a decrease in accounts payable, resulted in an $87 million increase in cash provided by operations in 2013, as compared to 2012. The 2013 increase in net loss was primarily offset by increases in non-cash expenses including depreciation expense, bad debt costs and loss on extinguishment of debt.

Investing Activities

Cash flows used in investing activities for the 39-weeks ended September 28, 2013 included purchases of property and equipment of $133 million and proceeds from sales of property and equipment of $13 million. Cash flows used in investing activities for the 39-weeks ended September 29, 2012 included purchases of property and equipment of $229 million and proceeds from sales of property and equipment of $10 million.

Capital expenditures in 2013 and 2012 primarily included fleet replacement and investments in information technology to improve our business, as well as new construction and expansion of distribution facilities. We expect cash total capital expenditures in 2013 to be approximately $215 million and to include expenditures for new facilities, facility expansions, and information technology. We expect to fund our 2013 capital expenditures with either available cash balances or cash generated from operations. In addition, as of September 28, 2013, we entered into $78 million of capital lease obligations, primarily related to fleet replacement. We expect fleet replacement related capital leases will total $100 million for the full year 2013.

Cash flows used in investing activities in 2012 included business acquisitions of three foodservice distributors for cash of $92 million. The acquisitions were purchases which have been or are being integrated into our foodservice distribution network. We expect to continue to explore potential acquisitions of other foodservice distributors in order to expand our operational capabilities and geographic presence.

Financing Activities

Cash flows used in financing activities of $99 million for the 39-weeks ended September 28, 2013 were primarily a result of net payments on debt facilities, and costs and fees paid related to our 2013 debt refinancing transactions.

In June 2013, we refinanced our term loan facilities into a new $2,100 million term loan facility. Lenders exchanged $1,634 million in principal under our previous term loan facilities for a like amount of principal in the new term loan facility and we received proceeds of $466 million from continuing and new lenders purchasing additional principal in the new term loan facility. The cash proceeds were used to pay down $457 million in principal of the previous term loan facilities. In January 2013, we used proceeds of $388 million from Senior Note issuances primarily to redeem $355 million in principal of our Senior Subordinated Notes, plus an early redemption premium of $20 million. We incurred total cash costs of $29 million in connection with the 2013 debt refinancing transactions, including costs to register our Senior Notes. Additionally, we made net payments on our ABL Facility of $70 million as well as $17 million of scheduled payments on other debt facilities. In 2013, we paid $5 million to repurchase common shares of our parent company, USF Holding Corp., from employees after they ceased employment. The shares were acquired pursuant to a management stockholder’s agreement associated with the Company’s stock incentive plan.

Cash flows provided by financing activities of $252 million in 2012 were primarily a result of $450 million of net working capital borrowings on our ABL Facility, partially offset by repayments on other debt facilities. The CMBS Floating Facility matured on July 9, 2012 and its outstanding borrowings totaling $163 million were repaid with proceeds from the ABL Facility. We incurred total cash costs of $10 million in connection with the 2012 ABS Facility refinancing and the amendment of our 2007 Term Loan. In 2012, we received proceeds of $1 million from certain employees of the Company who purchased shares of our parent company, USF Holding Corp., pursuant to a management stockholder’s agreement associated with the Company’s stock incentive plan and we also paid $2 million to repurchase common shares of USF Holding Corp. from employees after they ceased employment.

Retirement Plans

We maintain several qualified retirement plans (the “Retirement Plans”) that pay benefits to certain employees at retirement using formulas based on a participant’s years of service and compensation. We contributed $38 million and $37 million to the Retirement Plans during the 39-weeks ended September 28, 2013 and September 29, 2012, respectively. We anticipate making a total of $49 million in contributions, including payments described above, to our pension plans and other postretirement plans during fiscal year 2013.

The Company also contributes to various multi-employer benefit plans under collective bargaining agreements. The Company made contributions to multi-employer benefit plans of $23 million and $21 million during the 39-weeks ended September 28, 2013 and September 29, 2012, respectively. At September 28, 2013, we have $62 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031 at interest effectively at 5.9% to 6.7%. As discussed in Note 15 – Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements for the quarterly period ended September 28, 2013, we were assessed an additional $17 million multiemployer pension withdrawal liability for a facility closed in 2008. We believe we have meritorious defenses against the assessment for the additional pension withdrawal liability and intend to vigorously defend our self against the claim. We do not believe at this time that payment of such obligation is probable and, accordingly, no liability has been recorded.

Off-Balance Sheet Arrangements

At September 28, 2013, we have outstanding letters of credit totaling $293 million, including $97 million issued in favor of certain lessors securing Ahold’s contingent exposure under guarantees of our obligations with respect to certain leases, and $178 million issued in favor of certain commercial insurers securing our obligations with respect to our self-insurance program. Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our most critical accounting policies and estimates pertain to the valuation of goodwill, other intangibles assets, accounts receivable related allowance, inventory related allowance, vendor consideration, self-insurance programs, and income taxes.

Valuation of Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the net assets recorded in connection with acquisitions. Other intangible assets include customer relationships, the brand names comprising our portfolio of exclusive brands, and trademarks. As required, we assess goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently, if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment at the beginning of each fiscal year’s third quarter. For other intangible assets with definite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All goodwill is assigned to the consolidated Company as the reporting unit.

Our most recent assessment for impairment of goodwill utilized a discounted cash flow analysis, comparative market multiples and comparative market transaction multiples to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value of the reporting unit exceeds its fair value, we must then perform a comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon the most recent annual impairment analysis performed for 2013, we believe the fair value of the Company’s reporting unit substantially exceeded its carrying value.

Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a discounted cash flow analysis. Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of our impairment analysis.

Property and Equipment

Property and equipment held and used by us are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. For purposes of evaluating the recoverability of property and equipment, we compare the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. If the future cash flows included in a long-lived asset recoverability test do not exceed the carrying value, the carrying value is compared to the fair value of such asset. If the carrying value exceeds the fair value, an impairment charge is recorded for the excess. We also assess the recoverability of our facilities classified as Assets Held for Sale. If a facility’s carrying value exceeds its fair value, less an estimated cost to sell, an impairment charge is recorded for the excess. Assets Held for Sale are not depreciated. Impairments are recorded as a component of Restructuring and tangible asset impairment charges in the Consolidated Statements of Comprehensive Income (Loss), and a reduction of the assets’ carrying value in the Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This update requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward except when: (i) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required because the ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to affect our financial statements and related disclosures as we currently present unrecognized tax benefits in our financial statements as a reduction of deferred tax assets, pursuant to this ASU.

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

Forward-Looking Statements

Certain statements contained in this report include “forward-looking statements.” Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “estimate,”

“seek,” “will,” “may,” “would,” “should,” “could,” “forecasts” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, including, without limitation, those risks and uncertainties discussed or referenced in Item 1A—Risk Factors in Part II of this Quarterly Report on Form 10-Q.

Some important factors that could affect our actual results include, among others, the following:

•	our ability to remain profitable during times of cost inflation, commodity volatility, and other factors;

•	competition in the industry and our ability to compete successfully;

•	our reliance on third-party suppliers, including the impact of any interruption of supplies or increases in product costs;

•	shortages of fuel and increases or volatility in fuel costs;

•	any declines in the consumption of food prepared away from home, including as a result of changes in the economy or other factors affecting consumer confidence;

•	costs and risks associated with labor relations and the availability of qualified labor;

•	any change in our relationships with group purchasing organizations (“GPOs”);

•	our ability to increase sales to independent customers;

•	changes in industry pricing practices;

•	changes in cost structure of competitors;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and commodity prices. A substantial portion of our debt facilities bear interest at floating rates based on London InterBank Offered Rate (“LIBOR”) or the prime rate. Accordingly, we will be exposed to changes in interest rates. A 1% change in LIBOR and the prime rate would cause our interest expense on our $2.9 billion of floating rate debt facilities to change by approximately $3 million per year. This change does not consider the LIBOR floor of 1.0% on $2 billion in principal of our variable rate term loans.

We are exposed to certain risk arising from both our business operations and overall economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding. While we have held derivative financial instruments in the past to assist in managing our exposure to variable interest rate terms on certain of our borrowings, we no longer have any such derivative financial instruments as our interest rate swap derivatives expired in January 2013.

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively impact consumer spending, increase the price we pay for product purchases and increase the costs we incur to deliver product to our customers. To minimize our fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of September 28, 2013, we had diesel fuel forward purchase commitments totaling $30 million through December 2013, which locked in approximately 75% of our projected diesel fuel purchase needs for the contracted periods. A 10% change in diesel prices would cause our uncommitted diesel fuel costs through December 2013 to change by less than $10 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

US Foods maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 28, 2013 because of the material weakness in accounting for income taxes described below. Notwithstanding the material weakness that existed as of September 28, 2013, management has concluded that the consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of US Foods in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of the interim financial statements for the 39-week period ended September 28, 2013, management identified the following material weakness in internal control over financial reporting.

The Company’s internal controls over financial reporting were not effective to ensure that the income tax provision and related tax accounts were accurate. The Company did not maintain effective controls over the review and analysis of supporting working papers for the income tax provision and related tax accounts. As a result, these balances required adjustments to be recorded in accordance with GAAP. The adjustments did not affect any prior reporting periods.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible. US Foods is implementing enhanced controls and policies with respect to the review and analysis supporting the interim and annual tax provisions and related tax accounts. Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the 13-week and 39-week period ended September 28, 2013 fairly present in all material respects the Company’s financial condition and results of operations in accordance with GAAP.

Disclosure under Section 13(r) of the Exchange Act

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Our affiliate, Clayton, Dubilier & Rice, Inc. (“CD&R”), has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the French financial regulator (applying European Union law) and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”). Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that the SPIE subsidiary has not used the accounts during the period covered by this report, that SPIE and its subsidiaries obtained no revenue or profit from the maintenance of these accounts, that CD&R and SPIE have disclosed past transactions in the accounts to OFAC, that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the applicable French governmental authority and OFAC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 15 in the Notes to Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. Refer to our Registration Statement on Form S-1 as amended on July 12, 2012, as updated by our Form 10-Q for the period ended June 29, 2012. Other than the matter set forth below, there have been no material changes to the Legal Proceedings disclosed in those filings in the period ended September 28, 2013.

Pricing Litigation — In October 2006, two customers filed a putative class action against the Company and Ahold. In December 2006, an amended complaint was filed naming a third plaintiff. The complaint focuses on certain pricing practices of the Company in contracts with some of its customers. In February 2007, the Company filed a motion to dismiss the complaint. In August 2007, two additional customers of the Company filed putative class action complaints. These two additional lawsuits are based upon the pricing practices at issue in the case described in the first two sentences of this paragraph. In November 2007, the Judicial Panel on Multidistrict Litigation ordered the transfer of the two subsequently filed lawsuits to the jurisdiction in which the first lawsuit was filed, the U.S. District Court for the District of Connecticut, for consolidated or coordinated proceedings. In June 2008, the Plaintiffs filed their consolidated and amended class action complaint; the Company moved to dismiss this complaint. In August 2009, the Plaintiffs filed a motion for class certification. In December 2009, the court issued a ruling on the Company’s motion to dismiss, dismissing Ahold from the case and also dismissing certain of the plaintiffs’ claims. On November 30, 2011, the court issued its ruling granting the plaintiffs’ motion to certify the class. On April 4, 2012, the U.S. Court of Appeals for the Second Circuit granted the Company’s request to appeal the district court’s decision which granted class certification. Oral argument was held and the court upheld the grant of class certification. The Company is considering an appeal to the United States Supreme Court. In the meantime, the case continues through the discovery stage. The Company believes it has meritorious defenses to the remaining claims and continues to vigorously defend against the lawsuit. The Company does not believe at this time that an unfavorable outcome from this matter is probable and, accordingly, no such liability has been recorded. Due to the inherent uncertainty of legal proceedings, it is reasonably possible the Company could suffer a loss as a result of this matter. An estimate of a possible loss or range of loss from this matter cannot be made. However, any potential liability is subject to the Company’s rights of indemnification from Ahold to the extent and as described above.

Item 1A. Risk Factors

See “Risk Factors” in the Company’s Registration Statement on Form S-1 (Registration No. 333-189142) filed with the SEC on July 12, 2013 and declared effective by the SEC on July 24, 2013. There have been no material changes in this information.

Item 6. Exhibits

Exhibit Number	Document Description

10.1*	Offer letter dated August 15, 2013, by and between Fareed A. Kahn and US Foods, Inc.

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	Interactive Data File.

*	Filed herewith.
†	Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS, INC.

Date: November 7, 2013	By:	/s/ FAREED A. KHAN
Fareed A. Khan Chief Financial Officer