Form 10-Q
period 2014-03-29
US FOODS, INC.
filed 2014-05-12
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At May 12, 2014, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by USF Holding Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share data)

	March 29, 2014	December 28, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,522	$179,744
Accounts receivable, less allowances of $26,098 and $25,151	1,320,285	1,225,719
Vendor receivables, less allowances of $2,952 and $2,661	140,891	97,361
Inventories—net	1,151,855	1,161,558
Prepaid expenses	80,043	75,604
Deferred taxes	15,596	13,557
Assets held for sale	20,557	14,554
Other current assets	6,248	6,644

Total current assets	2,906,997	2,774,741
PROPERTY AND EQUIPMENT—Net	1,758,412	1,748,495
GOODWILL	3,835,477	3,835,477
OTHER INTANGIBLES—Net	716,217	753,840
DEFERRED FINANCING COSTS	34,754	39,282
OTHER ASSETS	37,983	33,742

TOTAL ASSETS	$9,289,840	$9,185,577

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$171,549	$185,369
Accounts payable	1,379,753	1,181,452
Accrued expenses and other current liabilities	361,556	423,635
Current portion of long-term debt	42,011	35,225

Total current liabilities	1,954,869	1,825,681
LONG-TERM DEBT	4,775,591	4,735,248
DEFERRED TAX LIABILITIES	419,037	408,153
OTHER LONG-TERM LIABILITIES	319,783	334,808

Total liabilities	7,469,280	7,303,890

COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value—authorized, issued, and outstanding, 1,000 shares	1	1
Additional paid-in capital	2,328,336	2,325,223
Accumulated deficit	(506,082)	(440,858)
Accumulated other comprehensive loss	(1,695)	(2,679)

Total shareholder’s equity	1,820,560	1,881,687

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$9,289,840	$9,185,577

See Notes to Unaudited Consolidated Financial Statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	13-Weeks Ended
	March 29, 2014	March 30, 2013
NET SALES	$5,456,635	$5,404,922
COST OF GOODS SOLD	4,561,948	4,495,783

Gross profit	894,687	909,139
OPERATING EXPENSES:
Distribution, selling and administrative costs	877,358	883,970
Restructuring and tangible asset impairment charges	212	1,792

Total operating expenses	877,570	885,762

OPERATING INCOME	17,117	23,377
INTEREST EXPENSE—Net	73,178	81,826
LOSS ON EXTINGUISHMENT OF DEBT	—	23,967

Loss before income taxes	(56,061)	(82,416)
INCOME TAX PROVISION (BENEFIT)	9,163	12,292

NET INCOME (LOSS)	(65,224)	(94,708)
OTHER COMPREHENSIVE INCOME (LOSS)—Net of tax:
Changes in retirement benefit obligations, net of income tax	984	2,334
Changes in interest rate swap derivative, net of income tax	—	542

COMPREHENSIVE INCOME (LOSS)	$(64,240)	$(91,832)

See Notes to Unaudited Consolidated Financial Statements.

US FOODS, INC .

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	13-Weeks Ended
	March 29, 2014	March 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,224)	$(94,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	99,799	94,178
Loss (gain) on disposal of property and equipment	43	(548)
Loss on extinguishment of debt	—	23,967
Tangible asset impairment charges	130	1,860
Amortization of deferred financing costs	4,528	4,670
Amortization of Senior Notes original issue premium	(832)	(833)
Deferred tax provision	8,845	12,327
Share-based compensation expense	3,053	3,800
Provision for doubtful accounts	4,188	6,565
Changes in operating assets and liabilities:
Increase in receivables	(141,889)	(96,938)
Decrease in inventories	9,703	5,496
Increase in prepaid expenses and other assets	(9,129)	(8,286)
Increase in accounts payable and bank checks outstanding	193,253	65,213
Decrease in accrued expenses and other liabilities	(75,379)	(26,867)

Net cash provided by (used in) operating activities	31,089	(10,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	579	3,463
Purchases of property and equipment	(40,703)	(54,599)

Net cash used in investing activities	(40,124)	(51,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancing	—	388,125
Proceeds from debt borrowings	385,450	456,000
Payment for debt financing costs and fees	—	(6,065)
Principal payments on debt and capital leases	(384,697)	(494,276)
Repurchase of senior subordinated notes	—	(375,144)
Proceeds from parent company stock sales	104	54
Parent company common stock repurchased	(44)	(809)

Net cash provided by (used in) financing activities	813	(32,115)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,222)	(93,355)
CASH AND CASH EQUIVALENTS—Beginning of period	179,744	242,457

CASH AND CASH EQUIVALENTS—End of period	$171,522	$149,102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$98,176	$119,658
Income taxes refunded—net of payments	(270)	(7)
Property and equipment purchases included in accounts payable	10,947	14,067
Capital lease additions	46,763	49,947

See Notes to Unaudited Consolidated Financial Statements.

US FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	OVERVIEW AND BASIS OF PRESENTATION

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

Proposed Acquisition by Sysco—On December 8, 2013, our parent company USF Holding Corp., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sysco Corporation, a Delaware corporation (“Sysco”); Scorpion Corporation I, Inc., a Delaware corporation and a wholly owned subsidiary of Sysco (“Merger Sub One”); and Scorpion Company II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Sysco, through which Sysco will acquire USF Holding Corp. (the “Acquisition”) on the terms and subject to the conditions set forth in the Merger Agreement. The aggregate purchase price will consist of $500 million in cash and approximately $3 billion in Sysco’s common stock, subject to possible downward adjustment pursuant to the Merger Agreement. The Acquisition is expected to close in the third quarter of 2014. It is subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). If the Merger Agreement is terminated because the required antitrust approvals cannot be obtained, or if the Acquisition does not close by a date as specified in the Merger Agreement, in certain circumstances Sysco will be required to pay our parent company, USF Holding Corp., a termination fee of $300 million.

Business Description—US Foods markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States including independently owned single and multi-location restaurants, regional concepts, national chains, hospitals, nursing homes, hotels and motels, country clubs, fitness centers, government and military organizations, colleges and universities, and retail locations.

Basis of Presentation—The Company operates on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. The accompanying unaudited consolidated financial statements include the accounts of US Foods, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and disclosures required by GAAP for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K. Certain footnote disclosures included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the December 28, 2013 consolidated balance sheet which was included in the audited consolidated financial statements in the Company’s 2013 Annual Report on Form 10-K. The consolidated financial statements reflect all adjustments which are of a normal and recurring nature that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that might be achieved for the full year.

Public Filer Status—During the second quarter of 2013, the Company completed the registration of $1,350 million aggregate principal amount of 8.5% Senior Notes due 2019 (“Senior Notes”) in exchange offers for a like principal amount of the Company’s outstanding 8.5% Senior Notes due 2019 and became subject to rules and regulations of the SEC, including periodic and current reporting requirements under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. The Company did not receive any proceeds from the registration of these exchange offers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are presented in Note 2 in the Company’s consolidated financial statements for the fiscal year ended December 28, 2013, filed as part of the Company’s Annual Report on Form 10-K. See Note 1—Overview and Basis of Presentation.

Use of Estimates—The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and notes thereto. Actual results could differ from these estimates. The most critical estimates used in the preparation of the Company’s consolidated financial statements pertain to the valuation of goodwill and other intangible assets, property and equipment, vendor consideration, self-insurance programs, and income taxes.

Inventories—The Company’s inventories—consisting mainly of food and other foodservice-related products—are considered finished goods. Inventory costs include the purchase price of the product and freight charges to deliver it to the Company’s warehouses, and are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items and overall economic conditions.

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This method “links” current costs to original costs in the base year when the Company adopted LIFO. At March 29, 2014, and December 28, 2013, the LIFO balance sheet reserves were $173 million and $148 million, respectively. As a result of changes in LIFO reserves, Cost of goods sold increased $25 million and $2 million in the 13-weeks ended March 29, 2014 and March 30, 2013, respectively.

Property and Equipment—Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. At March 29, 2014 and December 28, 2013, Property and equipment-net included accumulated depreciation of $1,144 million and $1,093 million, respectively. Depreciation expense was $62 million and $57 million for the 13-weeks ended March 29, 2014 and March 30, 2013, respectively.

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

Impairments are recorded as a component of Restructuring and tangible asset impairment charges in the Consolidated Statements of Comprehensive Income (Loss), as well as in a reduction of the assets’ carrying value in the Consolidated Balance Sheets. See Note 10—Restructuring and Tangible Asset Impairment Charges for a discussion of our long-lived asset impairment charges.

Goodwill and Other Intangible Assets—Goodwill and Other intangible assets include the cost of the acquired business in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Other intangible assets include customer relationships, the brand names comprising our portfolio of exclusive brands, and trademarks. As required, we assess Goodwill and Other intangible assets with indefinite lives for impairment annually, or more frequently, if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment at the beginning of each year’s third quarter. For other intangible assets with finite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All goodwill is assigned to the consolidated Company as the reporting unit.

Business Acquisitions—The Company accounts for business acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition. Acquisitions—individually and in the aggregate—did not materially affect the Company’s results of operations or financial position for any period presented. The fourth quarter 2013 acquisition has been integrated into our foodservice distribution network. There were no business acquisitions in the first quarter of 2014.

Certain prior year acquisitions involve contingent consideration in the event certain operating results are achieved over periods of up to two years. As of March 29, 2014 and December 28, 2013, the Company has accrued $2 million of contingent consideration relating to acquisitions.

Share-Based Compensation—Certain employees participate in the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates, as amended (“Stock Incentive Plan”), which allows purchases of shares of USF Holding Corp. common stock, grants of restricted stock and restricted stock units of USF Holding Corp., and grants of options exercisable in USF Holding Corp. common stock. The Company measures compensation expense for stock-based option awards at fair value at the date of grant and recognizes compensation expense over the service period for stock-based awards expected to vest. USF Holding Corp. contributes shares to the Company for employee stock purchases and upon exercise of options or grants of restricted stock and restricted stock units.

Revenue Recognition—The Company recognizes revenue from the sale of product when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. The Company grants certain customers sales incentives —such as rebates or discounts—and treats these as a reduction of sales at the time the sale is recognized. Sales taxes invoiced to customers and remitted to governmental authorities are excluded from net sales.

Cost of Goods Sold—Cost of goods sold includes amounts paid to manufacturers for products sold—net of vendor consideration—plus the cost of transportation necessary to bring the products to the Company’s distribution facilities. Cost of goods sold excludes depreciation and amortization —as the Company acquires its inventories generally in a complete and salable state— and excludes warehousing related costs, which are presented in distribution, selling and administrative costs. The amounts presented for Cost of goods sold may not be comparable to similar measures disclosed by other companies because not all companies calculate Cost of goods sold in the same manner. See Inventories section above for discussion of LIFO impact on Cost of goods sold.

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

An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. The Company adjusts the amounts recorded for uncertain tax positions when its judgment changes, as a result of the evaluation of new information not previously available. These differences are reflected as increases or decreases to Income tax provision (benefit) in the period in which they are determined.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the criteria for reporting discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The update states that a strategic shift could include a disposal of 1) a major geographical area of operations, 2) a major line of business, or 3) a major equity method investment. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends, with early adoption permitted. The Company adopted this guidance in the first quarter of 2014, which had no impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This update requires an entity to present an unrecognized tax benefit—or a portion of an unrecognized tax benefit—in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward except when 1) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; and 2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required, because this ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2013. The Company’s adoption of this guidance in the first quarter of 2014 had no impact on the Company’s financial position, results of operations or cash flows.

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

•	Level 1—observable inputs, such as quoted prices in active markets

•	Level 2—observable inputs other than those included in Level 1—such as quoted prices for similar assets and liabilities in active or inactive markets—which are observable either directly or indirectly, or other inputs that are observable or can be corroborated by observable market data

•	Level 3—unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Any transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy will be recognized at the end of the reporting period in which the transfer occurs. There were no transfers between fair value levels in any of the periods presented below.

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 29, 2014 and December 28, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$66,100	$—	$—	$66,100

Balance at March 29, 2014	$66,100	$—	$—	$66,100

Recurring fair value measurements:
Money market funds	$64,100	$—	$—	$64,100

Balance at December 28, 2013	$64,100	$—	$—	$64,100

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$5,600	$5,600

Balance at March 29, 2014	$—	$—	$5,600	$5,600

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$10,930	$10,930

Balance at December 28, 2013	$—	$—	$10,930	$10,930

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with an original maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy. The Company had money market funds of $66 million and $64 million at March 29, 2014 and December 28, 2013, respectively.

Nonrecurring Fair Value Measurements

Property and Equipment

Property and equipment held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company estimates the fair value of various property and equipment assets for purposes of recording necessary impairment charges. We estimate fair value based on information received from real estate brokers. No material impairments to the Company’s property and equipment were recognized during the first quarters of 2014 and 2013.

The Company is required to record Assets held for sale at the lesser of the depreciated carrying amount or estimated fair value less cost to sell. Certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in a tangible asset impairment charge of $0.1 million and $2 million for the 13-weeks ended March 29, 2014 and March 30, 2013, respectively. Fair value was estimated by the Company based on information received from real estate brokers.

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

The fair value of total debt approximated $4.9 billion, as compared to its aggregate carrying value of $4.8 billion as of March 29, 2014 and December 28, 2013. Fair value of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk. At March 29, 2014 and December 28, 2013, the fair value, estimated at $1.5 billion, of the Company’s 8.5% Senior Notes was classified under Level 2 of the fair value hierarchy, with fair valued based upon the closing market price at the end of the reporting period.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing program (“2012 ABS Facility”), the Company and certain of its subsidiaries sell—on a revolving basis—their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). This subsidiary, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral to cover the shortfall or, in lieu of providing cash collateral to cover the shortfall, it can pay down its borrowings on the 2012 ABS Facility. Due to sufficient eligible receivables available as collateral, no cash collateral was held at March 29, 2014 or December 28, 2013.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $686 million at March 29, 2014 and December 28, 2013. Included in the Company’s accounts receivable balance as of March 29, 2014 and December 28, 2013 was $994 million and $930 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 9—Debt for a further description of the 2012 ABS Facility.

6.	RESTRICTED CASH

At March 29, 2014 and December 28, 2013, the Company had $7 million of restricted cash included in the Company’s Consolidated Balance Sheets in Other assets. This restricted cash primarily represented security deposits and escrow amounts related to certain properties collateralizing the commercial mortgage-backed securities loan facility (“CMBS Fixed Facility”). See Note 9—Debt for a further description of the CMBS Fixed Facility.

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

Customer relationship intangible assets have definite lives, so they are carried at the acquired fair value less accumulated amortization. Customer relationship intangible assets are amortized over the estimated useful lives (four to ten years). Amortization expense was $38 million and $37 million at March 29, 2014 and March 30, 2013, respectively.

Goodwill and Other intangibles, net, consisted of the following (in thousands):

	March 29, 2014	December 28, 2013
Goodwill	$3,835,477	$3,835,477

Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$1,377,663	$1,377,663
Accumulated amortization	(914,939)	(877,396)

Net carrying value	462,724	500,267

Noncompete agreement—amortizable:
Gross carrying amount	800	800
Accumulated amortization	(107)	(27)

Net carrying value	693	773

Brand names and trademarks—not amortizing	252,800	252,800

Total Other intangibles—net	$716,217	$753,840

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

The Company last completed its annual impairment assessment for goodwill and its portfolio of brand names and trademarks, the indefinite-lived intangible assets on June 30, 2013—the first day of fiscal 2013 third quarter—with no impairments noted. Our assessment for impairment of goodwill utilized a discounted cash flow analysis, comparative market multiples and comparative market transaction multiples to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value of the reporting unit exceeds its fair value, we must then perform a comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon our fiscal 2013 annual impairment analysis, we believe the fair value of the Company’s reporting unit exceeded its carrying value. Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a discounted cash flow analysis. Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of our impairment analysis. There have been no events that would indicate the need for impairment testing of the Goodwill or Other intangible assets as of March 29, 2014.

8.	ASSETS HELD FOR SALE

The Company classifies its closed facilities as Assets held for sale at the time management commits to a plan to sell the facility and it is unlikely the plan will be changed, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as Assets held for sale for more than one year as the Company continues to actively market the facilities at reasonable prices. For all properties held for sale, the Company has exited operations from the facilities and, thus, the properties are no longer productive assets. Further, the Company has no history of changing its plan to dispose of a facility once the decision has been made. At March 29, 2014 and December 28, 2013, $10 million of closed facilities were included in Assets held for sale for more than one year.

The change in Assets held for sale for the 13-weeks ended March 29, 2014 was as follows (in thousands):

Balance at beginning of period	$14,554
Transfers in	6,133
Tangible asset impairment charges	(130)

Balance at end of the period	$20,557

During the first quarter of 2014, three distribution facilities were closed and reclassified to Assets held for sale. As discussed in Note 4—Fair Value Measurements, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in a minimal tangible asset impairment charge in the 2014 first quarter and $2 million of tangible asset impairment charge in the 2013 first quarter.

9.	DEBT

The Company’s debt consisted of the following (dollars in thousands):

Debt Description	Contractual Maturity	Interest Rate at March 29,	March 29, 2014	December 28, 2013
ABL Facility	May 11, 2016	3.40%	$30,000	$20,000
2012 ABS Facility	August 27, 2015	1.45	686,000	686,000
Amended 2011 Term Loan	March 31, 2019	4.50	2,089,500	2,094,750
CMBS Fixed Facility	August 1, 2017	6.38	472,391	472,391
Senior Notes	June 30, 2019	8.50	1,350,000	1,350,000
Obligations under capital leases	2019-2025	3.96–6.25	159,952	116,662
Other debt	2018-2031	5.75–9.00	12,280	12,359

Total debt			4,800,123	4,752,162
Add unamortized premium			17,479	18,311
Less current portion of long-term debt			(42,011)	(35,225)

Long-term debt			$4,775,591	$4,735,248

At March 29, 2014, $1,995 million of the total debt was at a fixed rate and $2,805 million was at a floating rate.

Revolving Credit Agreement

The Company’s asset backed senior secured revolving loan facility (“ABL Facility”) provides for loans of up to $1,100 million, with its capacity limited by borrowing base calculations. As of March 29, 2014, the Company had $30 million of outstanding borrowings and had issued Letters of Credit totaling $289 million under the ABL Facility. Outstanding Letters of Credit included 1) $90 million issued in favor of Ahold to secure their contingent exposure under guarantees of our obligations with respect to certain leases, 2) $184 million issued in favor of certain commercial insurers securing our obligations with respect to our self-insurance program, and 3) letters of credit of $15 million for other obligations. There was available capacity on the ABL Facility of $781 million at March 29, 2014, according to the borrowing base calculation. As of March 29, 2014, on borrowings up to $75 million, the Company can periodically elect to pay interest at Prime plus 2.25% or LIBOR plus 3.25%. On borrowings in excess of $75 million, the Company can periodically elect to pay interest at Prime plus 1.00% or LIBOR plus 2.00%. The ABL facility also carries letter of credit fees of 2.00% and an unused commitment fee of 0.25%. The Company anticipates repaying all or substantially all of the outstanding ABL borrowings at times during the next 12 months, and re-borrowing funds under the facility, as needed. The Company expects its borrowing base capacity will exceed its ABL facility borrowing needs at all times during the next 12 months and, accordingly, it has included these borrowings in long-term debt in its Consolidated Balance Sheet at March 29, 2014.

Accounts Receivable Financing Program

Under the 2012 ABS Facility—which replaced the Company’s prior accounts receivable securitization—the Company and certain of its subsidiaries sell—on a revolving basis—their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary of the Company (the “Receivables Company”). This subsidiary, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $686 million at March 29, 2014. The Company, at its option, can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $61 million at March 29, 2014 based on eligible receivables available as collateral. The portion of the loan held by the lenders who fund the loan with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper, plus 1.25% and an unused commitment fee of 0.35%. The portion of the loan held by lenders that do not fund the loan with commercial paper bears interest at LIBOR plus 1.25% and an unused commitment fee of 0.35%. See Note 5—Accounts Receivable Financing Program for a further description of the Company’s Accounts Receivable Financing Program.

Term Loan Agreement

The Company’s senior secured term loan (“Amended 2011 Term Loan”) consisted of a senior secured term loan with outstanding borrowings of $2,090 million at March 29, 2014. The Amended 2011 Term Loan bears interest equal to Prime plus 2.5%, or LIBOR plus 3.5%, with a LIBOR floor of 1.0%, based on a periodic election of the interest rate by the Company. Principal repayments of $5 million are payable quarterly with the balance due at maturity. The Amended 2011 Term Loan may require mandatory repayments if certain assets are sold, or based on excess cash flow generated by the Company, as defined in the agreement. The interest rate for all borrowings on the Amended 2011 Term Loan was 4.5%—the LIBOR floor of 1.0% plus 3.5%— at March 29, 2014. At March 29, 2014, entities affiliated with KKR held $287 million of the Company’s Amended 2011 Term Loan debt.

The term loan agreement was amended in June 2013. See “2013 Debt Refinancing Transactions” discussed below.

Other Debt

The CMBS Fixed Facility provides financing of $472 million and is secured by mortgages on 38 properties, consisting primarily of distribution centers. The CMBS Fixed Facility bears interest at 6.38%.

The unsecured Senior Notes, with outstanding principal of $1,350 million at March 29, 2014, bear interest at 8.5%. There was unamortized issue premium associated with the Senior Notes issuances of $17 million at March 29, 2013. This is amortized as a decrease to Interest expense over the remaining life of the debt facility. At March 29, 2014, entities affiliated with KKR held $2 million of the Company’s Senior Notes.

Effective December 19, 2013, upon consent of the note holders, the Senior Notes Indenture was amended so that the proposed Acquisition will not constitute a “Change of Control,” as defined in the Indenture. In the event of a “Change of Control,” the holders of the Senior Notes would have the right to require the Company to repurchase all or any part of their notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. If the Acquisition is terminated under terms of the Merger Agreement—or not completed by September 8, 2015—the Senior Notes Indenture will revert to its original terms. See Note 11—Related Party Transactions for a discussion of Senior Notes Indenture amendment fees paid by Sysco, and Note 1—Overview and Basis of Presentation for a description of the proposed acquisition by Sysco.

Obligations under capital leases consist of amounts due for transportation equipment and building leases.

2013 Debt Refinancing Transactions

During 2013, we entered into a series of transactions to refinance our debt facilities and extend debt maturity dates, including the following transactions:

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

The January 2013 refinancing resulted in a loss on extinguishment of debt of $24 million. That consisted of a $20 million Senior Subordinated Notes early redemption premium and a write-off of $4 million of unamortized debt issuance costs related to the Senior Subordinated Notes.

Refinancing Transaction Costs

The Company incurred transaction costs of $29 million related to the 2013 debt refinancing transactions, of which $6 million was incurred in the first quarter of 2013. These transaction costs consisted of loan fees, arrangement fees, rating agency fees and legal fees.

Security Interests

Substantially all of our assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventory and tractors and trailers owned by the Company. The CMBS Fixed Facility is collateralized by mortgages on 38 related properties. Our obligations under the Amended 2011 Term Loan are secured by all of the capital stock of our subsidiaries, each of the direct and indirect 100% owned domestic subsidiaries (as defined in the agreements), and are secured by substantially all assets of the Company and its subsidiaries not pledged under the 2012 ABS Facility, the CMBS Fixed Facility or the former CMBS Floating Facility. More specifically, the Amended 2011 Term Loan has priority over certain collateral securing the ABL Facility, and it has second priority for other collateral securing the ABL Facility. The former CMBS Floating Facility was collateralized by mortgages on related properties until July 2012, when all outstanding borrowings were repaid. As of March 29, 2014, 14 properties remain in this special purpose, bankruptcy remote subsidiary and are not pledged as collateral under any of the Company’s debt agreements.

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

10.	RESTRUCTURING AND TANGIBLE ASSET IMPAIRMENT CHARGES

Certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in a tangible asset impairment charge of $0.1 million and $2 million for the 13-weeks ended March 29, 2014 and March 30, 2013, respectively. Also, in the first quarter of 2013, a reversal of excess liability for an unused leased facility was substantially offset by minimal severance costs incurred.

A summary of the restructuring charges during the 13-weeks ended March 29, 2014 and March 30, 2013 was as follows (in thousands):

	13-Weeks Ended
	March 29, 2014	March 30, 2013
Severance and related costs	$82	$469
Facility closing costs	—	(537)
Tangible asset impairment charges	130	1,860

Total	$212	$1,792

The following table summarizes the changes in the restructuring liabilities for the 13-weeks ended March 29, 2014 (in thousands):

	Severance and Related Costs	Facility Closing Costs	Total
Balance at December 28, 2013	$69,072	$2,146	$71,218
Current period charges	82	—	82
Change in estimate	—	36	36
Payments and usage—net of accretion	(5,056)	—	(5,056)

Balance at March 29, 2014	$64,098	$2,182	$66,280

The $64 million of restructuring liabilities as of March 29, 2014 for severance and related costs includes $58 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031 at effective interest rates ranging from 5.9% to 6.7%.

11.	RELATED PARTY TRANSACTIONS

The Company pays a monthly management fee of $0.8 million to investment funds associated with or designated by the Sponsors. For each of the 13-weeks ended March 29, 2014 and March 30, 2013, the Company recorded management fees and related expenses of $3 million. These were reported as Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income (Loss).

As discussed in Note 9—Debt, entities affiliated with the Sponsors hold various positions in some of our debt facilities and participated in our 2013 refinancing transactions. At March 29, 2014, entities affiliated with KKR held $289 million in aggregate principal of the Company’s debt facilities. At March 29, 2014, entities affiliated with CD&R had no holdings of the Company’s debt facilities. Entities affiliated with KKR received transaction fees of $1 million for services related to the 2013 debt refinancing transactions.

Also as discussed in Note 9—Debt, the Senior Note Indenture was amended in the fourth quarter of 2013 so that the proposed Acquisition by Sysco will not constitute a “Change of Control.” Sysco paid $3.4 million in consent fees to the holders of the Senior Notes in December 2013 on behalf of the Company in connection with this amendment.

12.	RETIREMENT PLANS

The Company has defined benefit and defined contribution retirement plans for its employees. Also, the Company contributes to various multiemployer plans under collective bargaining agreements and provides certain health care benefits to eligible retirees and their dependents.

The components of net pension and other post retirement benefit costs for Company sponsored defined benefit plans for the periods presented were as follows (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	March 29, 2014	March 30, 2013	March 29, 2014		March 30, 2013
Service cost	$6,973	$8,030	$20		$38
Interest cost	9,362	8,368	80		108
Expected return on plan assets	(11,870)	(10,482)	—		—
Amortization of prior service cost (credit)	50	50	(84	)(1)	—
Amortization of net loss (gain)	537	3,257	(19	)(1)	28
Settlements	500	—	—		—

Net periodic benefit costs	$5,552	$9,223	$(3)		$174

(1)	The Amortization of prior service cost (credit) and Amortization of net loss (gain) reflect prospective participant eligibility changes pursuant to a renegotiated agreement for a post retirement medical plan finalized in the first quarter of 2014.

The Company reclassified $1 million and $3 million out of Accumulated other comprehensive income (loss) to Distribution, selling and administrative costs relating to retirement benefit obligations during the 13-weeks ended March 29, 2014 and March 30, 2013, respectively.

The Company contributed $10 million and $9 million to its defined benefit and other postretirement plans during the 13-weeks ended March 29, 2014 and March 30, 2013, respectively. The Company anticipates making $49 million in total contributions to its pension plans and other postretirement plans during fiscal year 2014.

13.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents amounts reclassified out of Accumulated other comprehensive income (loss) by component for the periods presented as follows (in thousands):

	13-Weeks Ended
Accumulated Other Comprehensive Income (Loss) Components	March 29, 2014	March 30, 2013
Defined benefit retirement plans:
Balance at beginning of period(1)	$(2,679)	$(125,642)

Other comprehensive income (loss) before reclassifications	—	—
Amortization of prior service (credit) cost(2)	(34)	50
Amortization of net loss(2)	518	3,285
Settlements(2)	500	—

Total before income tax(3)	984	3,335
Income tax provision (benefit)	—	1,001

Current period comprehensive income (loss), net of tax	984	2,334

Balance at end of period(1)	$(1,695)	$(123,308)

Interest rate swap derivative cash flow hedge(4):
Balance at beginning of period(1)	$—	$(542)

Other comprehensive income (loss) before reclassifications	—	(653)
Amounts reclassified from Other comprehensive income (loss)(5)	—	2,042

Total before income tax	—	1,389
Income tax provision (benefit)	—	847

Current period comprehensive income (loss), net of tax	—	542

Balance at end of period(1)	$—	$—

Accumulated Other Comprehensive Income (Loss) end of period(1)	$(1,695)	$(123,308)

(1)	Amounts are presented net of tax, which had no impact due to the Company’s full valuation allowance. See Note 14—Income Taxes.
(2)	Included in the computation of Net periodic benefit costs. See Note—12 Retirement Plans for additional information.
(3)	Included in Distribution, selling and administration expenses in the Consolidated Statements of Comprehensive Income (Loss).
(4)	The interest rate swap derivative expired in January 2013.
(5)	Included in Interest expense–net in the Consolidated Statements of Comprehensive Income (Loss).

14.	INCOME TAXES

The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions. Tax law changes, increases and decreases in temporary and permanent differences between book and tax items, tax credits and the Company’s change in income in each jurisdiction all affect the overall effective tax rate.

The Company estimated its annual effective tax rate to be applied to the results of the 13-weeks ended March 29, 2014 and March 30, 2013. In estimating its annual effective tax rate, the Company excluded the effects of the valuation allowance necessary as a result of the tax amortization of its goodwill and trademarks. The valuation allowance impact of the tax amortization of goodwill and trademarks has been measured discretely for the quarter to calculate the income taxes. Given the Company’s cumulative tax loss position, the impact of the projected current year book income and non-deductible items is being offset by a commensurate valuation allowance adjustment within the annual effective tax rate. The Company concluded that to use the forecasted annual effective tax rate, unadjusted for the effects of the valuation allowance related to the tax amortization of the goodwill and trademarks as described above would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. The impact of including the tax goodwill and trademarks amortization in the annual effective tax rate computation, as applied to the year-to-date pre-tax loss for the period, would be distortive to the financial statements. As a result of these considerations, management concluded that the readers of the financial statements would best benefit from a tax provision for the quarter that reflects the accretion of the valuation allowance on a discrete, ratable basis.

The valuation allowance against the net deferred tax assets was $117 million at December 28, 2013. The deferred tax assets related to federal and state net operating losses, increased $32 million during the 13-weeks ended March 29, 2014, which resulted in a $149 million total valuation allowance at March 29, 2014. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the 13-weeks ended March 29, 2014 and March 30, 2013 of 16% and 15%, respectively varied from the 35% federal statutory rate primarily due to an increase in the valuation allowance. During the 13-weeks ended March 29, 2014 and March 30, 2013, the valuation allowance increased $32 million and $11 million, respectively, as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

On September 13, 2013 the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014. The Company’s adoption of the tangible property regulations in the first quarter of 2014 had no impact on the Company’s financial position, results of operations or cash flows.

15.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business. Additionally, we have a limited number of purchase contracts with certain vendors that require us to buy a predetermined volume of products, which are not recorded in the Consolidated Balance Sheets. As of March 29, 2014, the Company’s purchase orders and purchase contracts with vendors, all to be delivered in 2014, were $685 million.

To minimize the Company’s fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. At March 29, 2014, the Company had diesel fuel forward purchase commitments totaling $40 million through March 2015. The Company also enters into forward purchase agreements for procuring electricity. At March 29, 2014, the Company had electricity forward purchase commitments totaling $3 million through December 2016. The Company does not measure its forward purchase commitments for fuel and electricity at fair value as the amounts contracted for are used in its operations.

Retention and Transaction Bonuses—As part of the Merger Agreement described in Note 1—Overview and Basis of Presentation, Proposed Acquisition by Sysco, the Company was given rights to offer retention and transaction bonuses to certain current employees that are integral to the successful completion of the transaction. The Company was approved to offer a maximum of $31.5 million and $10 million of retention bonuses and transaction bonuses, respectively. The retention and transaction bonus payments are subject to consummation of the merger and are payable on or after the transaction date. As of March 29, 2014, the Company has not and is not required to record a liability for these bonuses until the Acquisition is consummated.

Indemnification by Ahold for Certain Matters—In connection with the sale of US Foods to USF Holding Corp., a corporation formed and controlled by investment funds associated with or managed by CD&R and KKR, by Ahold in 2007 (the “2007 Transaction”), Ahold committed to indemnify and hold harmless the Company from and against damages (which includes losses, liabilities, obligations, and claims of any kind) and litigation costs (including attorneys’ fees and expenses) suffered, incurred or paid after the 2007 Transaction closing date related to certain matters. The Company was responsible for the first $40 million of damages and litigation expenses incurred after the closing of the 2007 Transaction. Ahold’s indemnification obligations apply to any such damages and litigation expenses as may be incurred after the 2007 Transaction closing date in excess of $40 million. As of the end of its 2009 fiscal year, the Company had incurred $40 million in costs related to these matters; therefore, any future litigation expenses related to the aforementioned matters are subject to the rights of indemnification from Ahold. As of March 29, 2014, no material amounts are due to the Company from Ahold under the indemnification agreement.

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

Pricing Litigation—In October 2006, two customers filed a putative class action against the Company and Ahold. In December 2006, an amended complaint was filed naming a third plaintiff. The complaint focuses on certain pricing practices of the Company in contracts with some of its customers. In February 2007, the Company filed a motion to dismiss the complaint. In August 2007, two additional customers filed putative class action complaints. These two additional lawsuits are based upon the pricing practices at issue in the October 2006 case. In November 2007, the Judicial Panel on Multidistrict Litigation ordered the transfer of the two additional lawsuits to the jurisdiction in which the first lawsuit was filed—the U.S. District Court for the District of Connecticut—for consolidated or coordinated proceedings. In June 2008, the Plaintiffs filed their consolidated and amended class action complaint. The Company moved to dismiss this complaint. In August 2009, the Plaintiffs filed a motion for class certification. In December 2009, the court issued a ruling on the Company’s motion to dismiss. It dismissed Ahold from the case and also dismissed certain of the plaintiffs’ claims. On November 30, 2011, the court issued its ruling granting the plaintiffs’ motion to certify the class. On April 4, 2012, the U.S. Court of Appeals for the Second Circuit granted the Company’s request to appeal the district court’s decision which granted class certification. Oral argument was held and the court upheld the grant of class certification. The Company filed a writ of certiorari to the U.S. Supreme Court which was denied on April 29, 2014.

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

Other Legal Proceedings—In addition to the matters described above, the Company and its subsidiaries are parties to a number of other legal proceedings arising from business operations. The legal proceedings—whether pending, threatened or unasserted—if decided adversely to or settled by the Company, may result in liabilities material to our financial condition or results of operations. We have recognized provisions with respect to the proceedings, where appropriate. These are reflected in the Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures in excess of established provisions, in amounts that cannot reasonably be estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. Our policy is to expense attorney fees as incurred, except for those fees that are reimbursable under the above noted indemnification by Ahold.

16.	GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following consolidating schedules present unaudited condensed financial information of 1) the Company, and 2) certain of its subsidiaries (Guarantors) that guarantee certain Company obligations (the Senior Notes, the ABL Facility, and the Amended 2011 Term Loan), and 3) its other subsidiaries (Non-Guarantors). The Guarantors under the Senior Notes are identical to the Guarantors under the ABL Facility and the Amended 2011 Term Loan. Separate financial statements and other disclosures with respect to the Guarantor subsidiaries have not been provided. This is because the Company believes the following information is sufficient, as the Guarantor subsidiaries are 100% owned by the Company, and all guarantees under the Senior Notes are full and unconditional and joint and several, subject to certain release provisions that the Company has concluded are customary and, therefore, consistent with the Company’s ability to present condensed financial information of the Guarantors. Under the Senior Notes, a Guarantor subsidiary’s guarantee may be released when any of the following occur: 1) the sale of the Guarantor subsidiary or all of its assets, 2) a merger or consolidation of the Guarantor subsidiary with and into the Company or another Guarantor subsidiary, 3) upon the liquidation of the Guarantor subsidiary following the transfer of all of its assets to the Company or another Guarantor subsidiary, 4) the rating on the securities is changed to investment grade, 5) the requirements for legal defeasance or covenant defeasance or discharge of the obligation have been satisfied, 6) the Guarantor subsidiary is declared unrestricted for covenant purposes, or 7) the Guarantor subsidiary’s guarantee of other indebtedness is terminated or released.

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

	Condensed Consolidating Balance Sheet
			March 29, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable-net	$308,247	$34,183	$977,855	$—	$1,320,285
Inventories-net	1,094,652	57,203	—	—	1,151,855
Other current assets	340,623	6,752	87,482	—	434,857
Property and equipment-net	893,644	94,806	769,962	—	1,758,412
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles-net	716,217	—	—	—	716,217
Investments in subsidiaries	1,362,401	—	—	(1,362,401)	—
Intercompany receivables	—	633,094	—	(633,094)	—
Other assets	63,770	10	32,157	(23,200)	72,737

Total assets	$8,615,031	$826,048	$1,867,456	$(2,018,695)	$9,289,840

Accounts payable	$1,335,601	$44,152	$—	$—	$1,379,753
Other current liabilities	554,031	17,137	3,948	—	575,116
Long-term debt	3,586,288	30,912	1,158,391	—	4,775,591
Intercompany payables	562,246	—	70,848	(633,094)	—
Other liabilities	756,305	—	5,715	(23,200)	738,820
Shareholder’s equity	1,820,560	733,847	628,554	(1,362,401)	1,820,560

Total liabilities and shareholder’s equity	$8,615,031	$826,048	$1,867,456	$(2,018,695)	$9,289,840

	Condensed Consolidating Balance Sheet December 28, 2013 (in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable—net	$281,242	$30,023	$914,454	$—	$1,225,719
Inventories—net	1,103,180	58,378	—	—	1,161,558
Other current assets	299,053	6,989	81,422	—	387,464
Property and equipment—net	881,110	88,150	779,235	—	1,748,495
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles—net	753,840	—	—	—	753,840
Investments in subsidiaries	1,341,633	—	—	(1,341,633)	—
Intercompany receivables	—	614,377	—	(614,377)	—
Other assets	63,461	10	32,753	(23,200)	73,024

Total assets	$8,558,996	$797,927	$1,807,864	$(1,979,210)	$9,185,577

Accounts payable	$1,145,381	$36,071	$—	$—	$1,181,452
Other current liabilities	624,189	16,212	3,828	—	644,229
Long-term debt	3,554,812	22,045	1,158,391	—	4,735,248
Intercompany payables	592,482	—	21,895	(614,377)	—
Other liabilities	760,445	—	5,716	(23,200)	742,961
Shareholder’s equity	1,881,687	723,599	618,034	(1,341,633)	1,881,687

Total liabilities and shareholder’s equity	$8,558,996	$797,927	$1,807,864	$(1,979,210)	$9,185,577

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	13-Weeks Ended March 29, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,307,323	$149,312	$22,869	$(22,869)	$5,456,635
Cost of goods sold	4,443,151	118,797	—	—	4,561,948

Gross profit	864,172	30,515	22,869	(22,869)	894,687
Operating expenses:
Distribution, selling and administrative	867,676	23,323	13,745	(27,386)	877,358
Restructuring and tangible asset impairment charges	132	—	80	—	212

Total operating expenses	867,808	23,323	13,825	(27,386)	877,570

Operating income (loss)	(3,636)	7,192	9,044	4,517	17,117
Interest expense—net	61,822	326	11,030	—	73,178
Other expense (income)—net	25,927	(4,517)	(25,927)	4,517	—

Income (loss) before income taxes	(91,385)	11,383	23,941	—	(56,061)
Income tax provision (benefit)	1,722	—	7,441	—	9,163
Equity in earnings of subsidiaries	27,883	—	—	(27,883)	—

Net income (loss)	(65,224)	11,383	16,500	(27,883)	(65,224)
Other comprehensive income, net of tax	984	—	—	—	984

Comprehensive income (loss)	$(64,240)	$11,383	$16,500	$(27,883)	$(64,240)

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	13-Weeks Ended March 30, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,264,586	$140,336	$23,568	$(23,568)	$5,404,922
Cost of goods sold	4,383,434	112,349	—	—	4,495,783

Gross profit	881,152	27,987	23,568	(23,568)	909,139
Operating expenses:
Distribution, selling and administrative	872,964	23,494	15,565	(28,053)	883,970
Restructuring and tangible asset impairment charges	402	—	1,390	—	1,792

Total operating expenses	873,366	23,494	16,955	(28,053)	885,762

Operating income	7,786	4,493	6,613	4,485	23,377
Interest expense—net	70,723	—	11,103	—	81,826
Loss on extinguishment of debt	23,967	—	—	—	23,967
Other expense (income)—net	27,001	(4,485)	(27,001)	4,485	—

Income (loss) before income taxes	(113,905)	8,978	22,511	—	(82,416)
Income tax provision (benefit)	4,502	—	7,790	—	12,292
Equity in earnings of subsidiaries	23,699	—	—	(23,699)	—

Net income (loss)	(94,708)	8,978	14,721	(23,699)	(94,708)
Other comprehensive income, net of tax	2,876	—	—	—	2,876

Comprehensive income (loss)	$(91,832)	$8,978	$14,721	$(23,699)	$(91,832)

	Condensed Consolidating Statement of Cash Flows
	13-Weeks Ended March 29, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$20,737	$3,547	$6,805	$31,089

Cash flows from investing activities:
Proceeds from sales of property and equipment	579	—	—	579
Purchases of property and equipment	(38,515)	(2,180)	(8)	(40,703)

Net cash used in investing activities	(37,936)	(2,180)	(8)	(40,124)

Cash flows from financing activities:
Proceeds from debt borrowings	385,450	—	—	385,450
Principal payments on debt and capital leases	(383,808)	(889)	—	(384,697)
Capital contributions (distributions)	6,782	—	(6,782)	—
Proceeds from parent company common stock sales	104	—	—	104
Parent company common stock repurchased	(44)	—	—	(44)

Net cash provided by (used in) financing activities	8,484	(889)	(6,782)	813

Net (decrease) increase in cash and cash equivalents	(8,715)	478	15	(8,222)
Cash and cash equivalents—beginning of period	178,872	872	—	179,744

Cash and cash equivalents—end of period	$170,157	$1,350	$15	$171,522

	Condensed Consolidating Statement of Cash Flows
	13-Weeks Ended March 30, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(17,839)	$961	$6,774	$(10,104)

Cash flows from investing activities:
Proceeds from sales of property and equipment	3,463	—	—	3,463
Purchases of property and equipment	(53,712)	(887)	—	(54,599)

Net cash used in investing activities	(50,249)	(887)	—	(51,136)

Cash flows from financing activities:
Proceeds from debt refinancing	388,125	—		388,125
Proceeds from other borrowings	456,000	—	—	456,000
Payment for debt financing costs and fees	(6,065)	—	—	(6,065)
Principal payments on debt and capital leases	(494,169)	(107)		(494,276)
Repurchase of senior subordinated notes	(375,144)	—	—	(375,144)
Capital contributions (distributions)	6,774	—	(6,774)	—
Proceeds from parent company common stock sales	54	—	—	54
Parent company common stock repurchased	(809)	—	—	(809)

Net cash used in financing activities	(25,234)	(107)	(6,774)	(32,115)

Net decrease in cash and cash equivalents	(93,322)	(33)	—	(93,355)
Cash and cash equivalents—beginning of period	240,902	1,555	—	242,457

Cash and cash equivalents—end of period	$147,580	$1,522	$—	$149,102

17.	BUSINESS SEGMENT INFORMATION

The Company operates in one business segment based on how the Chief Operating Decision Maker (“CODM”)—the Chief Executive Officer—views the business for purposes of evaluating performance and making operating decisions. The Company markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States.

We use a centralized management structure, and Company strategies and initiatives are implemented and executed consistently across the organization to maximize value to the organization as a whole. We use shared resources for sales, procurement, and general and administrative activities across each of our distribution centers. Our distribution centers form a single network to reach our customers; it is common for a single customer to make purchases from several different distribution centers. Capital projects—whether for cost savings or generating incremental revenue—are evaluated based on estimated economic returns to the organization as a whole (e.g., net present value, return on investment).

The measure used by the CODM to assess operating performance is Adjusted EBITDA. Adjusted EBITDA is defined as Net income (loss), plus Interest expense – net, Income tax provision (benefit), and depreciation and amortization adjusted for 1) Sponsor fees; 2) Restructuring and tangible and intangible asset impairment charges; 3) share-based compensation expense; 4) other gains, losses or charges as permitted under the Company’s debt agreements; and 5) the non-cash impact of LIFO adjustments. Costs to optimize and transform our business are noted as business transformation costs in the table below and are added to EBITDA in arriving at Adjusted EBITDA as permitted under the Company’s debt agreements. Business transformation costs include costs related to functionalization and significant process and systems redesign in the Company’s replenishment, finance, category management and human resources functions; company rebranding; cash & carry retail store strategy; and implementation and process and system redesign related to the Company’s sales model.

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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net income (loss) for the periods indicated (in thousands):

	13-Weeks Ended
	March 29, 2014	March 30 2013
Adjusted EBITDA	$169,458	$156,485
Adjustments:
Sponsor fees(1)	(2,586)	(2,567)
Restructuring and tangible asset impairment charges(2)	(212)	(1,792)
Share-based compensation expense(3)	(3,053)	(3,800)
LIFO reserve change(4)	(24,543)	(1,890)
Loss on extinguishment of debt(5)	—	(23,967)
Business transformation costs(6)	(12,200)	(13,900)
Other(7)	(9,948)	(14,981)

EBITDA	116,916	93,588
Interest expense, net	(73,178)	(81,826)
Income tax provision	(9,163)	(12,292)
Depreciation and amortization expense	(99,799)	(94,178)

Net income (loss)	$(65,224)	$(94,708)

(1)	Consists of management fees paid to the Sponsors.
(2)	Primarily consists of facility closing, severance and related costs and tangible asset impairment charges.

(3)	Share-based compensation expense represents costs recorded for vesting of USF Holding Corp. stock option awards, restricted stock and restricted stock units.
(4)	Consists of changes in the LIFO reserve.
(5)	Consists of an early redemption premium and a write-off of unamortized debt issuance costs related to the Senior Subordinated Notes redemption.
(6)	Consists primarily of costs related to functionalization and significant process and systems redesign.
(7)	Other includes gains, losses or charges as specified under the Company’s debt agreements, including $4.1 million of 2014 direct and incremental costs related to the Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto for the quarter ended March 29, 2014 and the consolidated financial statements and the notes thereto included in our 2013 Form 10-K, as filed with the SEC. This discussion of our results includes certain non-GAAP financial measures. We believe these provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed in Non-GAAP Reconciliations below.

Overview

We are a leading foodservice distributor in the United States, with about $22 billion in net sales in fiscal 2013. The Company provides an important link between our 5,000 suppliers and our 200,000 foodservice customers nationwide. We offer an innovative array of fresh, frozen and dry food, and non-food products, with approximately 350,000 stock-keeping units (“SKUs”). US Foods provides value-added services that meet specific customer needs. We believe the Company has one of the most extensive private label product portfolios in foodservice distribution. For fiscal 2013, this represented about 30,000 SKUs, and approximately $7 billion in net sales. Many customers benefit from our support services, such as product selection, menu preparation and costing strategies.

A sales force of approximately 5,000 associates market our food products to a diverse customer base. Our principal customers include independently owned single and multi-location restaurants, regional concepts, national chains, hospitals, nursing homes, hotels and motels, country clubs, fitness centers, government and military organizations, colleges and universities, and retail locations. We support our business with one of the largest private refrigerated fleets in the U.S., with roughly 6,000 trucks traveling an average of 200 million miles each year. We have standardized our operations across the country. That allows us to manage the business as a single operating segment with 61 divisions nationwide.

Outlook

The foodservice market is affected by general economic conditions, consumer confidence, and continued pressure on consumer disposable income. During the first quarter of 2014, we experienced inflationary pressures in several product categories. Periods of prolonged product cost inflation may have a negative impact on our profit margins and earnings to the extent such product cost increases are not able to be passed on to customers due to resistance to higher prices or having a negative impact on consumer spending.

The foodservice market is highly competitive and fragmented, with intense competition and modest demand growth. During 2014, we expect continued pressures on consumer spending and competition. Because we do not anticipate any material improvement in the demand for foodservice, we will likely see modest demand growth. We will remain focused on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.

Proposed Acquisition by Sysco

Merger Agreement

On December 8, 2013, our parent company USF Holding Corp., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sysco Corporation, a Delaware corporation (“Sysco”); Scorpion Corporation I, Inc., a Delaware corporation and a wholly owned subsidiary of Sysco (“Merger Sub One”); and Scorpion Company II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Sysco, through which Sysco will acquire USF Holding Corp. (the “Acquisition”) on terms and subject to the conditions set forth in the Merger Agreement. The aggregate purchase price will consist of $500 million in cash and approximately

$3 billion in Sysco’s common stock, subject to possible downward adjustment pursuant to the Merger Agreement. The Acquisition is expected to close in the third quarter of 2014. It is subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). If the Merger Agreement is terminated because the required antitrust approvals cannot be obtained, or if the Acquisition does not close by a date as specified in the Merger Agreement, in certain circumstances Sysco will be required to pay our parent company, USF Holding Corp., a termination fee of $300 million.

Impact of the Acquisition on Holders of Senior Notes

In connection with the Merger Agreement, on December 10, 2013, we solicited the consents (the “Consent Solicitation”) of holders of our 8.5% unsecured Senior Notes (“Senior Notes”) due June 30, 2019 to amend the indenture with respect to the Senior Notes to modify certain definitions contained in the indenture for the Senior Notes, so that the Acquisition would not constitute a “Change of Control” under the indenture, and US Foods will not be required to make a “Change of Control Offer” to holders of the Senior Notes in connection with the Acquisition. On December 19, 2013, we received the required consents in connection with the consent solicitation and entered into a supplemental indenture with respect to these amendments.

Pursuant to the terms of the supplemental indenture, if either 1) the Merger Agreement is terminated in accordance with its terms or 2) the Acquisition is not consummated by a date as specified in the Merger Agreement, the indenture will revert to its prior form as if the amendments proposed in the consent solicitation had never become operative.

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

Selected Historical Results of Operations

The following table presents selected historical results of operations of our business for the periods indicated:

	13-Weeks Ended
	March 29, 2014	March 30, 2013
	(in millions)
Net sales	$5,457	$5,405
Cost of goods sold	4,562	4,496

Gross profit	895	909
Operating expenses:
Distribution, selling and administrative costs	878	884
Restructuring and tangible asset impairment charges	—	2

Total operating expenses	878	886

Operating income	17	23
Interest expense, net	73	82
Loss on extinguishment of debt	—	24

Loss before income taxes	(56)	(83)
Income tax provision (benefit)	9	12

Net income (loss)	$(65)	$(95)

Percentage of Net Sales:
Gross profit	16.4%	16.8%
Distribution, selling and administrative costs	16.1%	16.4%
Operating expenses	16.1%	16.4%
Operating income	0.3%	0.4%
Net income (loss)	(1.2)%	(1.8)%
Other Data:
EBITDA(1)	$117	$93
Adjusted EBITDA(1)	$169	$156

(1)	EBITDA and Adjusted EBITDA are measures used by management to measure operating performance. EBITDA is defined as Net loss, plus Interest expense – net, Income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees; 2) Restructuring and tangible and intangible asset impairment charges; 3) share-based compensation expense; 4) other gains, losses, or charges as specified under our debt agreements; and 5) the non-cash impact of LIFO adjustments. EBITDA and Adjusted EBITDA, as presented in the Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by—or presented in accordance with—accounting principles generally accepted in the United States of America (“GAAP”). They are not measurements of our performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity.

See additional information about the use of these measures and Non-GAAP reconciliations below.

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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net income (loss) for the periods indicated:

	13-Weeks Ended
	March 29, 2014	March 30, 2013
	(in millions)
Net income (loss)	$(65)	$(95)
Interest expense, net	73	82
Income tax provision (benefit)	9	12
Depreciation and amortization expense	100	94

EBITDA	117	93
Adjustments:
Sponsor fees(1)	3	3
Restructuring and tangible asset impairment charges(2)	—	2
Share-based compensation expense(3)	3	4
LIFO reserve change(4)	25	2
Loss on extinguishment of debt(5)	—	24
Business transformation costs(6)	12	14
Other(7)	9	14

Adjusted EBITDA	$169	$156

(1)	Consists of management fees paid to the Sponsors.
(2)	Primarily consists of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for vesting of USF Holding Corp. stock option awards, restricted stock and restricted stock units.
(4)	Consists of changes in the LIFO reserve.
(5)	Consists of an early redemption premium and a write-off of unamortized debt issuance costs related to the Senior Subordinated Notes redemption. See Note 9—Debt in the Notes to our Unaudited Consolidated Financial Statements.
(6)	Consists primarily of costs related to functionalization and significant process and systems redesign.
(7)	Other includes gains, losses or charges as specified under the Company’s debt agreements, including $4 million of 2014 direct and incremental costs related to the Acquisition.

Comparison of Results

13-Weeks Ended March 29, 2014 and March 30, 2013

Highlights

Net sales increased $52 million, or 1.0%, in 2014 from 2013. Gross profit decreased $14 million, or 1.5%, for the first quarter of 2014. Operating expenses as a percentage of net sales were 16.1% in 2014 versus 16.4% in 2013. Operating income as a percentage of net sales decreased to 0.3 % compared to 0.4% in 2013. Interest expense-net decreased $9 million to $73 million in 2014 from $82 million a year ago. In January 2013, we redeemed the remaining $355 million in principal of our 11.25% Senior Subordinated Notes (“Senior Subordinated Notes”) and recorded a loss on extinguishment of debt of $24 million. There were no debt refinancing transactions in the first quarter of 2014. Net loss was $65 million for the 13-weeks ended March 29, 2014 versus $95 million for this time last year.

Net Sales

Net sales increased $52 million, or 1.0%, to $5,457 million in the first quarter of 2014 from $5,405 million in 2013. The increase was primarily due to increased sales to independent restaurants, healthcare and hospitality customers, partially offset by decreased sales to national chain customers. Case volume decreased 1.3% from the prior year. Higher product cost favorably impacted net sales in 2014 by approximately $110 million, as a significant portion of our business is based on percentage markups over actual cost. Lower case volume, primarily with national chain customers, unfavorably impacted 2014 Net sales by approximately $60 million.

Gross Profit

Gross profit decreased $14 million, or 1.5%, to $895 million in the latest quarter from $909 million last year. Lower gross profit reflected the 1.3% decrease in case volume and commodity pricing pressures, partially offset by merchandising initiatives. Gross profit as a percentage of net sales decreased by 0.4% to 16.4% versus 16.8% in 2013.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses decreased $6 million, or 0.7%, to $878 million in 2014 from $884 million in 2013. As a percentage of net sales, we saw a decrease of 0.3% to 16.1% from 16.4% at this time last year. Decreases in Distribution, selling and administrative costs included a $13 million decrease in payroll and related costs, primarily driven by lower incentive compensation costs from a year ago and a $4 million decrease in pension costs for Company sponsored plans. These decreases were partially offset by a $6 million increase in Depreciation and amortization expense, primarily due to investments in technology, and $4 million of 2014 direct and incremental costs related to the Merger Agreement.

Restructuring and Tangible Asset Impairment Charges

In the most recent quarter, certain Assets held for sale were adjusted to equal their estimated fair value less costs to sell, resulting in tangible asset impairment charges of $0.1 million in the first quarter of 2014 versus $2 million at this time last year.

Operating Income

Operating income decreased $6 million, or 26.1%, to $17 million, compared with $23 million in 2013. Operating income as a percent of net sales decreased 0.1% to 0.3% for the three months from 0.4% in 2013. The change was primarily due to the factors discussed above.

Interest Expense

Interest expense decreased $9 million to $73 million from $82 million in the 2014 quarter due to lower overall borrowing costs as a result of the US Foods’ 2013 debt refinancing transactions and a decrease in average borrowings.

Loss on Extinguishment of Debt

The 2013 loss on extinguishment of debt of $24 million consisted of an early redemption premium and a write-off of unamortized debt issuance costs related to the Senior Subordinated Notes redemption. For a detailed description of our Senior Subordinated Notes redemption transaction, see Note 9—Debt in the Notes to our Unaudited Consolidated Financial Statements.

Income Taxes

The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions. Tax law changes, increases and decreases in temporary and permanent differences between book and tax items, tax credits and the Company’s change in income in each jurisdiction all affect the overall effective tax rate.

The Company estimated its annual effective tax rate to be applied to the results of the 13-weeks ended March 29, 2014 and March 30, 2013. In estimating its annual effective tax rate, the Company excluded the effects of the valuation allowance necessary as a result of the tax amortization of its goodwill and trademarks. The valuation allowance impact of the tax amortization of goodwill and trademarks has been measured discretely for the quarter to calculate the income taxes. Given the Company’s cumulative tax loss position, the impact of the projected current year book income and non-deductible items is being offset by a commensurate valuation allowance adjustment within the annual effective tax rate. The Company concluded that to use the forecasted annual effective tax rate, unadjusted for the effects of the valuation allowance related to the tax amortization of the goodwill and trademarks as described above would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. The impact of including the tax goodwill and trademarks amortization in the annual effective tax rate computation, as applied to the year-to-date pre-tax loss for the period, would be distortive to the financial statements. As a result of these considerations, management concluded that the readers of the financial statements would best benefit from a tax provision for the quarter that reflects the accretion of the valuation allowance on a discrete, ratable basis.

The valuation allowance against the net deferred tax assets was $117 million at December 28, 2013. The deferred tax assets related to federal and state net operating losses, increased $32 million during the 13-weeks ended March 29, 2014, which resulted in a $149 million total valuation allowance at March 29, 2014. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the 13-weeks ended March 29, 2014 and March 30, 2013 of 16% and 15%, respectively varied from the 35% federal statutory rate primarily due to an increase in the valuation allowance. During the 13-weeks ended March 29, 2014 and March 30, 2013, the valuation allowance increased $32 million and $11 million, respectively, as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

Net Loss

Our net loss declined $30 million to $65 million in 2014 as compared with a net loss of $95 million in 2013. The lower net loss was primarily due to the factors discussed above.

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

As of March 29, 2014, we had $4,800 million in aggregate indebtedness outstanding. We had commitments for additional borrowings under our asset-based senior secured revolving loan ABL Facility (“ABL Facility”) and our 2012 ABS Facility (“2012 ABS Facility”) of $895 million (of which approximately $842 million was available based on our borrowing base), all of which were secured.

Our primarily financing sources for working capital and capital expenditures are the ABL Facility and the 2012 ABS Facility.

The ABL Facility provides for loans of up to $1,100 million, with its capacity limited by borrowing base calculations. As of March 29, 2014, we had $30 million of outstanding borrowings and had issued Letters of Credit totaling $289 million under the ABL Facility. There was available capacity on the ABL Facility of $781 million at March 29, 2014, based on the borrowing base calculation.

Under the 2012 ABS Facility, the Company and certain subsidiaries sell, on a revolving basis, their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary of the Company. This subsidiary, in turn, grants to the administrative agent for the benefit of the lenders a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $686 million at March 29, 2014. The Company, at its option, can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $61 million at March 29, 2014, based on the borrowing base calculation.

The Company has $1,350 million of 8.5% unsecured Senior Notes due June 30, 2019 outstanding as of March 29, 2014. On December 19, 2013, the indenture for the Senior Notes (the “Senior Note Indenture”) was amended so that the Acquisition by Sysco will not constitute a “Change of Control.” This was authorized through the consent of the holders of our Senior Notes. In the event of a “Change of Control,” the holders of the Senior Notes would have the right to require the Company to repurchase all or any part of their notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. If the Acquisition is terminated under the terms of the Merger Agreement, or is not completed by September 8, 2015, the Senior Note Indenture will revert to its original terms. Holders of the Senior Notes received fees of $3.4 million as consideration for agreeing to the amendment. Under the Merger Agreement, Sysco funded the payment of the consent fees to the holders in December 2013.

Due to the debt refinancing transactions completed in 2013 and 2012, $3.4 billion of our debt facilities will not mature until 2019. Our remaining $1.4 billion of debt facilities mature at various dates, including $700 million in 2015 and $500 million in 2017. As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of our indebtedness, see Note 9—Debt in the Notes to our Unaudited Consolidated Financial Statements.

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

Our credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. Certain debt agreements also contain various and customary events of default with respect to the loans. Those include, without limitation, the failure to pay interest or principal when this is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding—plus unpaid interest and other amounts owed—may be declared immediately due and payable to the lenders. If this happened, we would be forced to seek new financing that may not be as favorable as our current facilities. Our ability to refinance indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of our assets. In turn, that depends on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of March 29, 2014, we were in compliance with all of our debt agreements.

Cash Flows

For the periods presented, the following table presents condensed highlights from the cash flow statements:

	13-Weeks Ended
	March 29, 2014	March 30, 2013
	(in millions)
Net loss	$(65)	$(95)
Changes in operating assets and liabilities	(23)	(61)
Other adjustments	119	146

Net cash provided by (used in) operating activities	31	(10)

Net cash used in investing activities	(40)	(51)

Net cash used in financing activities	1	(32)

Net decrease in cash and cash equivalents	(8)	(93)
Cash and cash equivalents, beginning of period	180	242

Cash and cash equivalents, end of period	$172	$149

Operating Activities

Cash flows provided by operating activities were $31 million for the 2014 first quarter compared with cash flows used in operating activities of $10 million for the same time in 2013.

Cash flows provided by operating activities in 2014 and cash flows used in operating activities in 2013 were unfavorably affected by changes in operating assets and liabilities—including an increase in accounts receivable and a decrease in accrued expenses and other liabilities—partially offset by an increase in accounts payable.

Cash flows provided by operating activities increased $41 million in 2014 from 2013. Higher accounts payable, was partially offset by an increase in accounts receivable and lower accrued expenses and other liabilities.

Investing Activities

Cash flows used in investing activities for the 13-weeks ended March 29, 2014, included purchases of property and equipment of $41 million, and proceeds from sales of property and equipment of $1 million. Last year’s first quarter included purchases of property and equipment of $55 million, and proceeds from sales of property and equipment of $3 million.

Capital expenditures in 2014 and 2013 included fleet replacement and investments in information technology to improve our business, as well as new construction and/or expansion of distribution facilities. Additionally, we entered into $47 million and $50 million of capital lease obligations for fleet replacement during the first quarter of 2014 and 2013, respectively.

We expect cash capital expenditures in 2014 to be approximately $190 million, including the amounts described above. The expenditures will focus on information technology, warehouse equipment and facility construction and/or expansion. We expect to also enter into approximately $75 million of fleet capital leases in 2014. We expect to fund our 2014 capital expenditures with available cash balances or cash generated from operations.

Financing Activities

Cash flows provided by financing activities of $1 million during the first quarter of 2014 resulted from $10 million of net borrowings on our ABL facility, primarily offset by scheduled payments on other debt facilities.

For the same time in 2013, cash flows used in financing activities of $32 million primarily resulted from net payments on debt facilities, and costs and fees paid related to our January 2013 debt refinancing transaction. We used proceeds of $388 million from Senior Note issuances largely to redeem $355 million in principal of our Senior Subordinated Notes, plus an early redemption premium of $20 million. We incurred total cash costs of $6 million in connection with the 2013 debt refinancing transaction. Additionally, we made net payments on our ABL Facility of $25 million, as well as $13 million of scheduled payments on other debt facilities. In 2013, we paid $1 million to repurchase common shares of our parent company, USF Holding Corp., from employees who left the company. The shares were acquired through a management stockholder’s agreement associated with our stock incentive plan.

Retirement Plans

We maintain several qualified retirement plans (the “Retirement Plans”) that pay benefits to certain employees at retirement, using formulas based on a participant’s years of service and compensation. We contributed $10 million and $9 million to the Retirement Plans during the 13-weeks ended March 29, 2014 and March 30, 2013, respectively. We expect to make $49 million total contributions, including payments described above, to the Retirement Plans in 2014.

The Company also contributes to various multiemployer benefit plans under collective bargaining agreements. We contributed $8 million during the first quarter of 2014 and $7 million during this time last year. At March 29, 2014, we had $58 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031, at effective interest rates ranging from 5.9% to 6.7%. As discussed in Note 15—Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements, we were assessed an additional $17 million multiemployer pension withdrawal liability for a facility closed in 2008. We believe we have meritorious defenses against this assessment and intend to vigorously defend ourselves against the claim. At this time, we do not believe that paying this obligation is probable and, accordingly, have recorded no related liability.

Retention and Transaction Bonuses

As part of the Merger Agreement, the Company was given rights to offer retention and transaction bonuses to certain current employees that are integral to the successful completion of the transaction. The Company was approved to offer a maximum of $31.5 million and $10 million of retention bonuses and transaction bonuses, respectively. The retention and transaction bonus payments are subject to consummation of the merger and are payable on or after the transaction date. As of March 29, 2014, the Company has not and is not required to record a liability for these bonuses until the Acquisition is consummated.

Off-Balance Sheet Arrangements

We entered into letters of credit of $90 million in favor of certain lessors securing our obligations with respect to certain leases in favor of Ahold, securing Ahold’s contingent exposure under guarantees of our obligations with respect to those leases. Additionally, we entered into letters of credit of $184 million in favor of certain commercial insurers, securing our obligations for our insurance program, and letters of credit of $15 million for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with GAAP. Preparing these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most critical accounting policies and estimates pertain to the valuation of goodwill and other intangible assets, property and equipment, vendor consideration, self-insurance programs, and income taxes.

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

Property and Equipment

Property and equipment held and used by us are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. For purposes of evaluating the recoverability of property and equipment, we compare the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. If the future cash flows do not exceed the carrying value, the carrying value is compared to the fair value of the asset. If the carrying value exceeds the fair value, an impairment charge is recorded for the excess. We also assess the recoverability of our closed facilities actively marketed for sale. If a facility’s carrying value exceeds its fair value, less an estimated cost to sell, an impairment charge is recorded for the excess. Assets held for sale are not depreciated.

Impairments are recorded as a component of Restructuring and tangible asset impairment charges in the Consolidated Statements of Comprehensive Income (Loss), as well as a reduction of the assets’ carrying value in the Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the criteria for reporting discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The update states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) or a major equity method investment. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends, with early adoption permitted. Our adoption of this guidance in the first quarter of 2014 had no impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This update requires an entity to present an unrecognized tax benefit—or a portion of an unrecognized tax benefit—in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward except when 1) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; and 2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required, because this ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2013. Our adoption of this guidance in the first quarter of 2014 had no impact on our financial position, results of operations or cash flows.

Forward-Looking Statements

This report includes “forward-looking statements” made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” or similar expressions. These statements are based on certain assumptions that we have made in light of our industry experience, as well as our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable. However, you should understand that these statements are not guarantees of performance or results. Our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, positive and negative. These include—without limitation—those risks and uncertainties discussed or referenced in Item 1A – Risk Factors in Part II of this Quarterly Report on Form 10-Q.

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

In light of these risks, uncertainties and assumptions, the forward-looking statements in this report might not prove to be accurate, and you should not place undue reliance on them. All forward-looking statements attributable to us—or people acting on our behalf—are expressly qualified in their entirety by the cautionary statements above. All of these statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

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

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for product purchases, and increase the costs we incur to deliver products to our customers. To minimize fuel-related risks, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of March 29, 2014, we had diesel fuel forward purchase commitments totaling $40 million through March 2015. These locked in approximately 20% of our projected diesel fuel purchase needs for the contracted periods. A 10% change in diesel prices would cause our uncommitted diesel fuel costs through March 2015 to change by approximately $15 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

US Foods maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to Company management—including its Chief Executive Officer and Chief Financial Officer—as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d-15(e) under the Securities Exchange Act of 1934, as amended) on March 29, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that on March 29, 2014, our disclosure controls and procedures were effective.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information relating to legal proceedings, see Note 15 in the Notes to Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Pricing Litigation

In October 2006, two customers filed a putative class action against the Company and Ahold. In December 2006, an amended complaint was filed naming a third plaintiff. The complaint focuses on the pricing practices we have in contracts with some of our customers. In February 2007, the Company filed a motion to dismiss the complaint. In August 2007, two additional customers filed putative class action complaints. These two additional lawsuits are based upon the same pricing practices as the October 2006 case. In November 2007, the Judicial Panel on Multidistrict Litigation ordered the transfer of the two additional lawsuits to the jurisdiction in which the first lawsuit was filed—the U.S. District Court for the District of Connecticut—for consolidated or coordinated proceedings. In June 2008, the Plaintiffs filed their consolidated and amended class action complaint. The Company moved to dismiss this complaint. In August 2009, the Plaintiffs filed a motion for class certification. In December 2009, the court issued a ruling on the Company’s motion to dismiss. It dismissed Ahold from the case and also dismissed some of the plaintiffs’ claims. On November 30, 2011, the court issued its ruling granting the plaintiffs’ motion to certify the class. On April 4, 2012, the U.S. Court of Appeals for the Second Circuit granted the Company’s request to appeal the district court’s decision, which granted class certification. Oral argument was held and the court upheld the grant of class certification. The Company filed a writ of certiorari to the U.S. Supreme Court which was denied on April 29, 2014. The case continues through the discovery stage. The Company believes it has meritorious defenses to the remaining claims and continues to vigorously defend against the lawsuit. We do not believe at this time that an unfavorable outcome from this matter is probable and, accordingly, have recorded no liability. Due to the inherent uncertainty of legal proceedings, it is reasonably possible the Company could suffer a loss in this matter. An estimate of a possible loss or range of loss cannot be made at this time. However, any potential liability is subject to the Company’s rights of indemnification from Ahold to the extent and as described above.

Item 1A.	Risk Factors

See “Risk Factors” in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 28, 2013 There have been no material changes in this information.

Item 5.	Other Information

Retention Award Agreements and Transaction Bonus Agreements with Certain Officers

In connection with the proposed Acquisition by Sysco, between February 24, 2014 and May 8, 2014, certain senior officers of the Company entered into a Retention Award Agreement and/or a Transaction Bonus Agreement with the Company. Each Retention Award Agreement entitles the executive officer to receive the applicable retention award amount in cash, provided that (a) such retention award is approved by the Company’s shareholders, (b) the Acquisition by Sysco is consummated, and (c) one of the following occurs: (i) such executive officer remains employed by the Company or Sysco after the closing of the Acquisition through the later of December 31, 2014 and six months after the closing of the Acquisition (the “Retention Date”), (ii) such executive officer remains employed by the Company or Sysco after the closing of the Acquisition and the Company or Sysco, as applicable, determines that such executive officer effectively transitioned his duties prior to the Retention Date or (iii) prior to the Retention Date, such executive officer is terminated by the Company without “Cause” (as defined in the applicable Retention Award Agreement) or such executive officer dies or becomes permanently disabled. In addition, each of the Retention Award Agreements of the named executive officers requires the named executive officer to retain ownership of any shares of Sysco common stock acquired upon consummation of the closing of the Acquisition until December 31, 2014. The following named executive officers entered into Retention Award Agreements: Fareed Khan and Stuart S. Schuette each with a $600,000 payment, Pietro Satriano with a $500,000 payment and Mark W. Scharbo with a $450,000 payment.

Each Transaction Bonus Agreement entitles the executive officer to receive the applicable transaction bonus amount identified below in cash, provided that (a) the Acquisition by Sysco is consummated and (b) one of the following occurs: (i) such executive officer remains employed by the Company through the date of the closing of the Acquisition or (ii) prior to the closing of the Acquisition, such executive officer is terminated by the Company without “Cause” (as defined in the applicable Transaction Bonus Agreement) or such executive officer dies or becomes permanently disabled. The following named executive officers entered into Transaction Bonus Agreements: Messrs. Schuette and Satriano each with a $1,000,000 payment and Messrs. Khan and Scharbo each with a $250,000 payment.

The above descriptions of the Retention Award Agreements and the Transaction Bonus Agreements are summaries only and are qualified in their entirety by reference to the Retention Award Agreements and Transaction Bonus Agreements attached as Exhibits 10.42 through 10.49 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Document Description

10.42*§	Transaction Bonus Agreement, dated February 24, 2014 by and between US Foods, Inc. and Fareed Khan

10.43*§	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Fareed Khan

10.44*§	Transaction Bonus Agreement, dated February 24, 2014 by and between US Foods, Inc. and Stuart S. Schuette

10.45*§	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Stuart S. Schuette

10.46*§	Transaction Bonus Agreement, dated February 24, 2014 by and between US Foods, Inc. and Pietro Satriano

10.47*§	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Pietro Satriano

10.48*§	Transaction Bonus Agreement, dated February 24, 2014 by and between US Foods, Inc. and Mark W. Scharbo

10.49*§	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Mark W. Scharbo

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	Interactive Data File.

*	Filed herewith.
†	Furnished with this Report.
§	Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS, INC.

Date: May 12, 2014	By:	/S/ FAREED KHAN
Fareed Khan
Chief Financial Officer