Form 10-Q
period 2014-06-28
US FOODS, INC.
filed 2014-08-12
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At August 12, 2014, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by USF Holding Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share data)

	June 28,	December 28,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$317,366	$179,744
Accounts receivable, less allowances of $25,058 and $25,151	1,303,702	1,225,719
Vendor receivables, less allowances of $3,278 and $2,661	128,996	97,361
Inventories — net	1,079,738	1,161,558
Legal settlement indemnification receivable	297,000	—
Prepaid expenses	76,268	75,604
Deferred taxes	12,327	13,557
Assets held for sale	15,682	14,554
Other current assets	17,099	6,644

Total current assets	3,248,178	2,774,741
PROPERTY AND EQUIPMENT — Net	1,764,234	1,748,495
GOODWILL	3,835,477	3,835,477
OTHER INTANGIBLES — Net	678,673	753,840
DEFERRED FINANCING COSTS	30,476	39,282
OTHER ASSETS	36,904	33,742

TOTAL ASSETS	$9,593,942	$9,185,577

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$188,899	$185,369
Accounts payable	1,343,002	1,181,452
Accrued expenses and other current liabilities	405,896	423,635
Accrued legal settlement	297,000	—
Current portion of long-term debt	45,499	35,225

Total current liabilities	2,280,296	1,825,681
LONG-TERM DEBT	4,770,611	4,735,248
DEFERRED TAX LIABILITIES	425,031	408,153
OTHER LONG-TERM LIABILITIES	312,367	334,808

Total liabilities	7,788,305	7,303,890

COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value — authorized, issued, and outstanding, 1,000 shares	1	1
Additional paid-in capital	2,331,021	2,325,223
Accumulated deficit	(524,747)	(440,858)
Accumulated other comprehensive loss	(638)	(2,679)

Total shareholder’s equity	1,805,637	1,881,687

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$9,593,942	$9,185,577

See Notes to Unaudited Consolidated Financial Statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
NET SALES	$5,897,944	$5,658,748	$11,354,579	$11,063,670
COST OF GOODS SOLD	4,933,697	4,686,933	9,495,645	9,182,716

Gross profit	964,247	971,815	1,858,934	1,880,954
OPERATING EXPENSES:
Distribution, selling and administrative costs	900,240	869,847	1,777,598	1,753,817
Restructuring and tangible asset impairment charges	(314)	1,776	(102)	3,568

Total operating expenses	899,926	871,623	1,777,496	1,757,385

OPERATING INCOME	64,321	100,192	81,438	123,569
INTEREST EXPENSE – Net	73,626	78,522	146,804	160,348
LOSS ON EXTINGUISHMENT OF DEBT	—	17,829	—	41,796

Income (loss) before income taxes	(9,305)	3,841	(65,366)	(78,575)
INCOME TAX PROVISION (BENEFIT)	9,360	(12,167)	18,523	125

NET INCOME (LOSS)	(18,665)	16,008	(83,889)	(78,700)
OTHER COMPREHENSIVE INCOME (LOSS) – Net of tax:
Changes in retirement benefit obligations, net of income tax	1,057	5,183	2,041	7,517
Changes in interest rate swap derivative, net of income tax	—	—	—	542

COMPREHENSIVE INCOME (LOSS)	$(17,608)	$21,191	$(81,848)	$(70,641)

See Notes to Unaudited Consolidated Financial Statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	26-Weeks Ended
	June 28,	June 29,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,889)	$(78,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	205,049	191,012
Gain on disposal of property and equipment	(2,675)	(1,636)
Loss on extinguishment of debt	—	41,796
Tangible asset impairment charges	1,580	1,860
Amortization of deferred financing costs	9,057	8,990
Amortization of Senior Notes original issue premium	(1,664)	(1,665)
Deferred tax provision (benefit)	18,112	(131)
Share-based compensation expense	6,198	5,897
Provision for doubtful accounts	9,173	11,167
Changes in operating assets and liabilities:
Increase in receivables	(117,988)	(81,599)
Decrease in inventories	71,279	27,081
Increase in prepaid expenses and other assets	(4,455)	(5,037)
Increase (decrease) in accounts payable and bank checks outstanding	174,626	(18,181)
(Decrease) increase in accrued expenses and other liabilities	(37,018)	8,640

Net cash provided by (used in) operating activities	247,385	109,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	7,340	11,466
Purchases of property and equipment	(74,900)	(97,198)
Insurance recoveries related to property and equipment	2,000	—

Net cash provided by (used in) investing activities	(65,560)	(85,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancing	—	854,485
Proceeds from debt borrowings	770,450	888,088
Payment for debt financing costs and fees	—	(29,135)
Principal payments on debt and capital leases	(814,252)	(1,400,063)
Repurchase of senior subordinated notes	—	(375,144)
Proceeds from parent company stock sales	197	475
Parent company common stock repurchased	(598)	(2,030)

Net cash provided by (used in) financing activities	(44,203)	(63,324)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	137,622	(39,562)
CASH AND CASH EQUIVALENTS – Beginning of period	179,744	242,457

CASH AND CASH EQUIVALENTS – End of period	$317,366	$202,895

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$141,108	$167,342
Income taxes paid (refunded) – net	(37)	243
Property and equipment purchases included in accounts payable	10,173	11,975
Capital lease additions	90,204	51,945
Receivable for insurance recoveries related to property and equipment	893	—

See Notes to Unaudited Consolidated Financial Statements.

US FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	OVERVIEW AND BASIS OF PRESENTATION

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

Proposed Acquisition by Sysco — On December 8, 2013, our parent company USF Holding Corp., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sysco Corporation, a Delaware corporation (“Sysco”); Scorpion Corporation I, Inc., a Delaware corporation and a wholly owned subsidiary of Sysco (“Merger Sub One”); and Scorpion Company II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Sysco, through which Sysco will acquire USF Holding Corp. (the “Acquisition”) on the terms and subject to the conditions set forth in the Merger Agreement. The aggregate purchase price will consist of $500 million in cash and approximately $3 billion in Sysco’s common stock, subject to possible downward adjustment pursuant to the Merger Agreement. It is anticipated that the transaction will close either late in the third quarter or during the fourth quarter of this calendar year. The closing is subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On February 18, 2014, US Foods and Sysco received a request for additional information and documentary materials from the Federal Trade Commission (the “FTC”) in connection with the Acquisition and the companies continue to work closely and cooperatively with the FTC as it conducts its review of the proposed merger. If the Merger Agreement is terminated because the required antitrust approvals cannot be obtained, or if the Acquisition does not close by a date as specified in the Merger Agreement, in certain circumstances Sysco will be required to pay our parent company, USF Holding Corp., a termination fee of $300 million.

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

Public Filer Status — During the second quarter of 2013, the Company completed the registration of $1,350 million aggregate principal amount of 8.5% Senior Notes due 2019 (“Senior Notes”) in exchange offers for a like principal amount of the Company’s outstanding 8.5% Senior Notes due 2019 and became subject to rules and regulations of the SEC, including periodic and current reporting requirements under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. The Company did not receive any proceeds from the registration of these exchange offers. Presently, the Company files periodic reports as a voluntary filer pursuant to contractual obligations in the indenture governing the Senior Notes.

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

Inventories — The Company’s inventories—consisting mainly of food and other foodservice-related products—are considered finished goods. Inventory costs include the purchase price of the product and freight charges to deliver it to the Company’s warehouses, and are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items and overall economic conditions.

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This method “links” current costs to original costs in the base year when the Company adopted LIFO. At June 28, 2014, and December 28, 2013, the LIFO balance sheet reserves were $197 million and $148 million, respectively. As a result of changes in LIFO reserves, Cost of goods sold increased $24 million and $6 million in the 13-week periods ended June 28, 2014 and June 29, 2013, respectively, and increased $49 million and $8 million in the 26-weeks ended June 28, 2014 and June 29, 2013, respectively.

Property and Equipment — Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. At June 28, 2014 and December 28, 2013, Property and equipment-net included accumulated depreciation of $1,202 million and $1,093 million, respectively. Depreciation expense was $68 million and $60 million for the 13-weeks ended June 28, 2014 and June 29, 2013, respectively, and $130 million and $117 million for the 26-weeks ended June 28, 2014 and June 29, 2013, respectively.

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

Business Acquisitions — The Company accounts for business acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition. Acquisitions—individually and in the aggregate—did not materially affect the Company’s results of operations or financial position for any period presented. The fourth quarter 2013 acquisition has been integrated into the Company’s foodservice distribution network. There were no business acquisitions in 2014.

Certain prior year acquisitions involve contingent consideration in the event certain operating results are achieved over periods of up to two years. As of June 28, 2014 and December 28, 2013, the Company has accrued $2 million of contingent consideration relating to acquisitions.

Variable Interest Entity —In April 2014, the Company entered into a sublease and subsequent purchase of a distribution facility. Under the agreement, the facility will be purchased in May 2018, commensurate with the sublease termination date. The distribution facility is the only asset owned by an investment trust, the landlord to the original lease. The Company has determined the trust is a variable interest entity (“VIE”) for which it is the primary beneficiary.

However, after exhaustive efforts, the Company was unable to obtain the information necessary to include the accounts and activities of the trust in its consolidated financial statements. As such, the Company has opted to invoke the scope exception available under VIE accounting guidance and will not consolidate the VIE in its financial statements. Since the Company will not be able to consolidate the trust under VIE guidance, applicable lease guidance has been applied to the transaction itself. The Company has concluded that the sublease and purchase agreements, together, qualify for capital lease treatment. Accordingly, the Company recorded a capital asset and related lease and purchase obligation totaling $27 million. This amount approximates the net present value of the purchase price and sublease commitment. In addition, the Company will depreciate the asset balance over its estimated useful life and reduce the capital lease and purchase obligation as payments are made.

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

Revenue Recognition — The Company recognizes revenue from the sale of product when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. The Company grants certain customers sales incentives —such as rebates or discounts—and treats these as a reduction of sales at the time the sale is recognized. Sales taxes invoiced to customers and remitted to governmental authorities are excluded from net sales.

Cost of Goods Sold — Cost of goods sold includes amounts paid to manufacturers for products sold—net of vendor consideration—plus the cost of transportation necessary to bring the products to the Company’s distribution facilities. Cost of goods sold excludes depreciation and amortization —as the Company acquires its inventories generally in a complete and salable state— and excludes warehousing related costs which are presented in distribution, selling and administrative costs. The amounts presented for Cost of goods sold may not be comparable to similar measures disclosed by other companies because not all companies calculate Cost of goods sold in the same manner. See Inventories section above for discussion of LIFO impact on Cost of goods sold.

Income Taxes — The Company accounts for income taxes under the asset and liability method. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Net deferred tax assets are recorded to the extent the Company believes these assets will more likely than not be realized.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers, which will be introduced into the FASB’s Accounting Standards Codification as Topic 606. Topic 606 replaces the previous guidance on revenue recognition in Topic 605. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services.

The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The new standard will be effective for us in the first quarter of 2017, with early adoption not permitted. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact of this ASU and has not yet selected an implementation approach.

In April 2014, the FASB issued ASU No. 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the criteria for reporting discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The update states that a strategic shift could include a disposal of 1) a major geographical area of operations, 2) a major line of business, or 3) a major equity method investment. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends, with early adoption permitted. The Company’s adoption of this guidance in the first quarter of 2014 had no impact on the Company’s financial position, results of operations or cash flows.

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

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 28, 2014 and December 28, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$118,900	$—	$—	$118,900

Balance at June 28, 2014	$118,900	$—	$—	$118,900

Recurring fair value measurements:
Money market funds	$64,100	$—	$—	$64,100

Balance at December 28, 2013	$64,100	$—	$—	$64,100

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$7,400	$7,400

Balance at June 28, 2014	$—	$—	$7,400	$7,400

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$10,930	$10,930

Balance at December 28, 2013	$—	$—	$10,930	$10,930

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with an original maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy. The Company had money market funds of $119 million and $64 million at June 28, 2014 and December 28, 2013, respectively.

Nonrecurring Fair Value Measurements

Property and Equipment

Property and equipment held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company estimates the fair value of various property and equipment assets for purposes of recording necessary impairment charges. We estimate fair value based on information received from real estate brokers. During the second quarter of 2014, the Company recorded a tangible asset impairment charge of $3 million, offset by insurance recoveries, as a result of tornado damage to a distribution facility. See Note 15 – Commitments and Contingencies. No material impairments to the Company’s property and equipment were recognized during 2013.

The Company is required to record Assets held for sale at the lesser of the depreciated carrying amount or estimated fair value less cost to sell. Certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million in each of the 26-week periods ended June 28, 2014 and June 29, 2013. Fair value was estimated by the Company based on information received from real estate brokers.

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

The fair value of total debt approximated $4.9 billion, as compared to its aggregate carrying value of $4.8 billion as of June 28, 2014 and December 28, 2013. Fair value of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk. The fair value of the Company’s 8.5% Senior Notes, classified under Level 2 of the fair value hierarchy, was $1.4 billion and $1.5 billion at June 28, 2014 and December 28, 2013, respectively. Fair value was based upon the closing market price at the end of the reporting period.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing program (“2012 ABS Facility”), the Company and certain of its subsidiaries sell—on a revolving basis—their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). This subsidiary, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral to cover the shortfall or, in lieu of providing cash collateral to cover the shortfall, it can pay down its borrowings on the 2012 ABS Facility. Due to sufficient eligible receivables available as collateral, no cash collateral was held at June 28, 2014 or December 28, 2013.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $686 million at June 28, 2014 and December 28, 2013, respectively. Included in the Company’s accounts receivable balance as of June 28, 2014 and December 28, 2013 was $993 million and $930 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 9—Debt for a further description of the 2012 ABS Facility.

6.	RESTRICTED CASH

At June 28, 2014 and December 28, 2013, the Company had $7 million of restricted cash included in the Company’s Consolidated Balance Sheets in Other assets. This restricted cash primarily represented security deposits and escrow amounts related to certain properties collateralizing the commercial mortgage-backed securities loan facility (“CMBS Fixed Facility”). See Note 9—Debt for a further description of the CMBS Fixed Facility.

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

Customer relationship intangible assets have definite lives, so they are carried at the acquired fair value less accumulated amortization. Customer relationship intangible assets are amortized over the estimated useful lives (four to ten years). Amortization expense was $37 million for the 13-weeks ended June 28, 2014 and June 29, 2013, and $75 million and $74 million for the 26-weeks ended June 28, 2014 and June 29, 2013, respectively.

Goodwill and Other intangibles, net, consisted of the following (in thousands):

	June 28,	December 28,
	2014	2013
Goodwill	$3,835,477	$3,835,477

Other intangibles — net
Customer relationships — amortizable:
Gross carrying amount	$1,377,663	$1,377,663
Accumulated amortization	(952,483)	(877,396)

Net carrying value	425,180	500,267

Noncompete agreement — amortizable:
Gross carrying amount	800	800
Accumulated amortization	(107)	(27)

Net carrying value	693	773

Brand names and trademarks — not amortizing	252,800	252,800

Total Other intangibles — net	$678,673	$753,840

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

The Company completed its most recent annual impairment assessment for goodwill and its portfolio of brand names and trademarks, the indefinite-lived intangible assets on June 30, 2013—the first day of fiscal 2013 third quarter—with no impairments noted. Our assessment for impairment of goodwill utilized a discounted cash flow analysis, comparative market multiples and comparative market transaction multiples to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value of the reporting unit exceeds its fair value, we must then perform a comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon our fiscal 2013 annual impairment analysis, we believe the fair value of the Company’s reporting unit exceeded its carrying value. Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a discounted cash flow analysis. Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of our impairment analysis. There have been no events that would indicate the need for impairment testing of the Goodwill or Other intangible assets as of June 28, 2014, although Goodwill and Other Intangible assets will be tested in connection with the Company’s financial reporting for the third quarter of 2014 as the Company’s selected annual impairment evaluation date falls within that reporting period.

8.	ASSETS HELD FOR SALE

The Company classifies its closed facilities as Assets held for sale at the time management commits to a plan to sell the facility and it is unlikely the plan will be changed, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as Assets held for sale for more than one year as the Company continues to actively market the facilities at reasonable prices. For all properties held for sale, the Company has exited operations from the facilities and, thus, the properties are no longer productive assets. Further, the Company has no history of changing its plan to dispose of a facility once the decision has been made. At June 28, 2014 and December 28, 2013, $6 million and $10 million, respectively, of closed facilities were included in Assets held for sale for more than one year.

The change in Assets held for sale for the 26-weeks ended June 28, 2014 was as follows (in thousands):

Balance at beginning of period	$14,554
Transfers in	6,133
Assets sold	(3,425)
Tangible asset impairment charges	(1,580)

Balance at end of the period	$15,682

During 2014, three distribution facilities were closed and reclassified to Assets held for sale and two facilities classified as Assets held for sale were sold for proceeds of $5 million. The Company recognized a net gain of $1 million on sold facilities in 2014.

As discussed in Note 4—Fair Value Measurements, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million in each of the 26-week periods ended June 28, 2014 and June 29, 2013.

9.	DEBT

The Company’s debt consisted of the following (dollars in thousands):

Debt Description	Contractual Maturity	Interest Rate at June 28, 2014	June 28, 2014	December 28, 2013
ABL Facility	May 11, 2016	—	$—	$20,000
2012 ABS Facility	August 27, 2015	1.45%	686,000	686,000
Amended 2011 Term Loan	March 31, 2019	4.50	2,084,250	2,094,750
CMBS Fixed Facility	August 1, 2017	6.38	472,391	472,391
Senior Notes	June 30, 2019	8.50	1,350,000	1,350,000
Obligations under capital leases	2018–2025	3.41 - 6.25	194,624	116,662
Other debt	2018–2031	5.75 - 9.00	12,198	12,359

Total debt			4,799,463	4,752,162
Add unamortized premium			16,647	18,311
Less current portion of long-term debt			(45,499)	(35,225)

Long-term debt			$4,770,611	$4,735,248

At June 28, 2014, $2,029 million of the total debt was at a fixed rate and $2,770 million was at a floating rate.

Revolving Credit Agreement

The Company’s asset backed senior secured revolving loan facility (“ABL Facility”) provides for loans of up to $1,100 million, with its capacity limited by borrowing base calculations. As of June 28, 2014, the Company had no outstanding borrowings, but had issued Letters of Credit totaling $287 million under the ABL Facility. Outstanding Letters of Credit included 1) $89 million issued in favor of Ahold to secure their contingent exposure under guarantees of our obligations with respect to certain leases, 2) $183 million issued in favor of certain commercial insurers securing our obligations with respect to our self-insurance program, and 3) letters of credit of $15 million for other obligations. There was available capacity on the ABL Facility of $813 million at June 28, 2014, according to the borrowing base calculation. As of June 28, 2014, on borrowings up to $75 million, the Company can periodically elect to pay interest at Prime plus 2.25% or LIBOR plus 3.25%. On borrowings in excess of $75 million, the Company can periodically elect to pay interest at Prime plus 1.00% or LIBOR plus 2.00%. The ABL facility also carries letter of credit fees of 2.00% and an unused commitment fee of 0.25%.

Accounts Receivable Financing Program

Under the 2012 ABS Facility—which replaced the Company’s prior accounts receivable securitization—the Company and certain of its subsidiaries sell—on a revolving basis—their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary of the Company (the “Receivables Company”). This subsidiary, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $686 million at June 28, 2014. The Company, at its option, can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $62 million at June 28, 2014 based on eligible receivables as collateral. The portion of the loan held by the lenders who fund the loan with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper, plus 1.25% and an unused commitment fee of 0.35%. The portion of the loan held by lenders that do not fund the loan with commercial paper bears interest at LIBOR plus 1.25% and an unused commitment fee of 0.35%. See Note 5—Accounts Receivable Financing Program for a further description of the Company’s Accounts Receivable Financing Program.

Term Loan Agreement

The Company’s senior secured term loan (“Amended 2011 Term Loan”) consisted of a senior secured term loan with outstanding borrowings of $2,084 million at June 28, 2014. The Amended 2011 Term Loan bears interest equal to Prime plus 2.5%, or LIBOR plus 3.5%, with a LIBOR floor of 1.0%, based on a periodic election of the interest rate by the Company. Principal repayments of $5 million are payable quarterly with the balance due at maturity. The Amended 2011 Term Loan may require mandatory repayments if certain assets are sold, or based on excess cash flow generated by the Company, as defined in the agreement. The interest rate on the Amended 2011 Term Loan was 4.5%—the LIBOR floor of 1.0% plus 3.5%— at June 28, 2014. At June 28, 2014, entities affiliated with KKR held $286 million of the Company’s Amended 2011 Term Loan debt.

The term loan agreement was amended in June 2013. See “2013 Debt Refinancing Transactions” discussed below.

Other Debt

The CMBS Fixed Facility provides financing of $472 million and is currently secured by mortgages on 34 properties, consisting of distribution centers. The CMBS Fixed Facility bears interest at 6.38%. On May 15, 2014, the CMBS Fixed Facility was modified to permit a substitution of collateral for facilities included in Assets held for sale as further discussed below in “Security Interests”.

The unsecured Senior Notes, with outstanding principal of $1,350 million at June 28, 2014, bear interest at 8.5%. There was unamortized issue premium associated with the Senior Notes issuances of $17 million at June 28, 2013. This is amortized as a decrease to Interest expense over the remaining life of the debt facility. At June 28, 2014, entities affiliated with KKR held $2 million of the Company’s Senior Notes.

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

The 2013 refinancing transactions resulted in a loss on extinguishment of debt of $42 million. That consisted of a $20 million Senior Subordinated Notes early redemption premium, a write-off of $13 million of unamortized debt issuance costs related to the old debt facilities, and $9 million of lender fees and third party costs related to these transactions. Unamortized debt issuance costs of $6 million related to the portion of the Term Loan refinancing accounted for as a debt modification were carried forward and will be amortized through March 31, 2019—the maturity date of the Amended 2011 Term Loan.

Refinancing Transaction Costs

The Company incurred transaction costs of $29 million related to the 2013 debt refinancing transactions costs, consisting of loan fees, arrangement fees, rating agency fees and legal fees.

Security Interests

Substantially all of our assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventory and tractors and trailers owned by the Company. The CMBS Fixed Facility is currently collateralized by mortgages on 34 related properties. Our obligations under the Amended 2011 Term Loan are secured by all of the capital stock of our subsidiaries, each of the direct and indirect 100% owned domestic subsidiaries (as defined in the agreements), and are secured by substantially all assets of the Company and its subsidiaries not pledged under the 2012 ABS Facility, the CMBS Fixed Facility or the former CMBS Floating Facility. More specifically, the Amended 2011 Term Loan has priority over certain collateral securing the ABL Facility, and it has second priority for other collateral securing the ABL Facility. The former CMBS Floating Facility was collateralized by mortgages on related properties until July 2012, when all outstanding borrowings were repaid. As of June 28, 2014, 11 properties remain in this special purpose, bankruptcy remote subsidiary and are not pledged as collateral under any of the Company’s debt agreements.

On May 15, 2014, the CMBS Fixed Loan Facility was modified to permit the substitution of collateral pledged under the CMBS Fixed Loan Facility primarily to allow the sale of certain of facilities that are classified as Assets held for sale. The collateral substitution consisted of an exchange of two properties formerly pledged as collateral for the former CMBS Floating Facility for six properties that collateralized the CMBS Fixed Facility. One of the substituted properties was concurrently sold to an unrelated party and the other five properties are collateral securing the Amended 2011 Term Loan. The Company incurred $1 million of costs and fees related to the CMBS Fixed Loan Facility substitution transaction.

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

During 2014, the Company reversed a total of $2 million of excess liabilities for an unused facility lease settlement and closed facility severance costs. Additionally, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million.

During 2013, the Company incurred $2 million of severance costs, including $1 million for a multiemployer pension withdrawal liability and tangible asset impairment charges. Additionally, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million.

A summary of the restructuring charges during the 13-weeks and the 26-weeks ended June 28, 2014 and June 29, 2013 was as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Severance and related costs	$(584)	$1,690	$(502)	$2,159
Facility closing costs	(1,180)	86	(1,180)	(451)
Tangible asset impairment charges	1,450	—	1,580	1,860

Total	$(314)	$1,776	$(102)	$3,568

The following table summarizes the changes in the restructuring liabilities for the 26-weeks ended June 28, 2014 (in thousands):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total
Balance at December 28, 2013	$69,072	$2,146	$71,218
Current period charges	82	—	82
Change in estimate	(584)	(1,180)	(1,764)
Payments and usage — net of accretion	(7,474)	(342)	(7,816)

Balance at June 28, 2014	$61,096	$624	$61,720

The $61 million of restructuring liabilities as of June 28, 2014 for severance and related costs includes $56 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031 at effective interest rates ranging from 5.9% to 6.7%.

11.	RELATED PARTY TRANSACTIONS

The Company pays a monthly management fee of $0.8 million to investment funds associated with or designated by the Sponsors. For each of the 13-weeks ended June 28, 2014 and June 29, 2013, the Company recorded management fees and related expenses of $2 million. For each of the 26-weeks ended June 28, 2014 and June 29, 2013, the Company recorded management fees and related expenses of $5 million. These were reported as Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income (Loss).

As discussed in Note 9—Debt, entities affiliated with the Sponsors hold various positions in some of our debt facilities and participated in our 2013 refinancing transactions. At June 28, 2014, entities affiliated with KKR held $288 million in aggregate principal of the Company’s debt facilities. At June 28, 2014, entities affiliated with CD&R had no holdings of the Company’s debt facilities. Entities affiliated with KKR received transaction fees of $1 million for services related to the 2013 debt refinancing transactions.

Also as discussed in Note 9—Debt, the Senior Note Indenture was amended in the fourth quarter of 2013 so that the proposed Acquisition by Sysco will not constitute a “Change of Control. Sysco paid $3.4 million in consent fees to the holders of the Senior Notes in December 2013 on behalf of the Company in connection with this amendment.

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

The components of net pension and other post retirement benefit costs for Company sponsored defined benefit plans for the periods presented were as follows (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	June 28,	June 29,	June 28,		June 29,
	2014	2013	2014		2013
Service cost	$6,687	$8,030	$20		$39
Interest cost	9,288	8,368	79		108
Expected return on plan assets	(11,828)	(10,481)	—		—
Amortization of prior service cost (credit)	49	49	(83	)(1)	—
Amortization of net loss (gain)	610	3,258	(19	)(1)	28
Settlements	500	—	—		—

Net periodic benefit costs	$5,306	$9,224	$(3)		$175

	26-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	June 28, 2014	June 29, 2013	June 28, 2014		June 29, 2013
Service cost	$13,660	$16,060	$40		$77
Interest cost	18,650	16,736	159		216
Expected return on plan assets	(23,698)	(20,963)	—		—
Amortization of prior service cost (credit)	99	99	(167	)(1)	—
Amortization of net loss (gain)	1,147	6,515	(38	)(1)	56
Settlements	1,000	—	—		—

Net periodic benefit costs	$10,858	$18,447	$(6)		$349

(1)	The Amortization of prior service cost (credit) and Amortization of net loss (gain) reflect prospective participant eligibility changes pursuant to a renegotiated agreement for a post retirement medical plan finalized in the first quarter of 2014.

The Company reclassified $1 million and $3 million out of Accumulated other comprehensive income (loss) to Distribution, selling and administrative costs relating to retirement benefit obligations during the 13-weeks ended June 28, 2014 and June 29, 2013, respectively. The Company reclassified $2 million and $7 million out of Accumulated other comprehensive income (loss) to Distribution, selling and administrative costs relating to retirement benefit obligations during the 26-weeks ended June 28, 2014 and June 29, 2013, respectively.

The Company contributed $24 million and $19 million to its defined benefit and other postretirement plans during the 26-weeks ended June 28, 2014 and June 29, 2013, respectively. The Company anticipates making $49 million in total contributions to its pension plans and other postretirement plans during fiscal year 2014.

13.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in Accumulated other comprehensive income (loss) by component for the periods presented as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
Accumulated Other Comprehensive Income (Loss)	June 28,	June 29,	June 28,	June 29,
Components	2014	2013	2014	2013
Defined benefit retirement plans:
Balance at beginning of period (1)	$(1,695)	$(123,308)	$(2,679)	$(125,642)

Other comprehensive income (loss) before reclassifications	—	—	—	—
Amortization of prior service (credit) cost (2)	(34)	49	(68)	99
Amortization of net loss (2)	591	3,286	1,109	6,571
Settlements(2)	500	—	1,000	—

Total before income tax (3)	1,057	3,335	2,041	6,670
Income tax provision (benefit)	—	(1,848)	—	(847)

Current period comprehensive income (loss), net of tax	1,057	5,183	2,041	7,517

Balance at end of period (1)	$(638)	$(118,125)	$(638)	$(118,125)

Interest rate swap derivative cash flow hedge (4):
Balance at beginning of period (1)	$—	$—	$—	$(542)

Other comprehensive income (loss) before reclassifications	—	—	—	(653)
Amounts reclassified from Other comprehensive income (loss) (5)	—	—	—	2,042

Total before income tax	—	—	—	1,389
Income tax provision (benefit)	—	—	—	847

Current period comprehensive income (loss), net of tax	—	—	—	542

Balance at end of period (1)	$—	$—	$—	$—

Accumulated Other Comprehensive Income (Loss) end of period (1)	$(638)	$(118,125)	$(638)	$(118,125)

(1)	Amounts are presented net of tax, which had no impact due to the Company’s full valuation allowance. See Note 14—Income Taxes.
(2)	Included in the computation of Net periodic benefit costs. See Note—12 Retirement Plans for additional information.
(3)	Included in Distribution, selling and administration expenses in the Consolidated Statements of Comprehensive Income (Loss).
(4)	The interest rate swap derivative expired in January 2013.
(5)	Included in Interest expense–net in the Consolidated Statements of Comprehensive Income (Loss).

14.	INCOME TAXES

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

The Company estimated its annual effective tax rate to be applied to the results of the 26-weeks ended June 28, 2014 and June 29, 2013. In estimating its annual effective tax rate, the Company excluded the effects of the valuation allowance necessary as a result of the tax amortization of its goodwill and trademarks. The valuation allowance impact of the tax amortization of goodwill and trademarks has been measured discretely for the quarter to calculate the income taxes. Given the Company’s cumulative tax loss position, the impact of the projected current year book income and non-deductible items is being offset by a commensurate valuation allowance adjustment within the annual effective tax rate. The Company concluded that to use the forecasted annual effective tax rate, unadjusted for the effects of the valuation allowance related to the tax amortization of the goodwill and trademarks as described above, would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. The impact of including the tax goodwill and trademarks amortization in the annual effective tax rate computation, as applied to the year-to-date pre-tax loss for the period, would be distortive to the financial statements. As a result of these considerations, management concluded that the readers of the financial statements would best benefit from a tax provision for the quarter that reflects the accretion of the valuation allowance on a discrete, ratable basis.

The valuation allowance against the net deferred tax assets was $117 million at December 28, 2013. The deferred tax assets related to federal and state net operating losses, increased $48 million during the 26-weeks ended June 28, 2014, which resulted in a $165 million total valuation allowance at June 28, 2014. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the 13-weeks ended June 28, 2014 and June 29, 2013 of 101 % and 317%, respectively, varied from the 35% federal statutory rate primarily due to an increase in the valuation allowance. During the 13-weeks ended June 28, 2014 and June 29, 2013, the valuation allowance increased $16 million and $9 million, respectively, as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

The effective tax rate for the 26-weeks ended June 28, 2014 and June 29, 2013 of 28% and 0%, respectively, varied from the 35% federal statutory rate primarily due to an increase in the valuation allowance. During the 26-weeks ended June 28, 2014 and June 29, 2013, the valuation allowance increased $48 million and $20 million, respectively, as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

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

Purchase Commitments — The Company enters into purchase orders with vendors and other parties in the ordinary course of business. Additionally, we have a limited number of purchase contracts with certain vendors that require us to buy a predetermined volume of products, which are not recorded in the Consolidated Balance Sheets. As of June 28, 2014, the Company’s purchase orders and purchase contracts with vendors, all to be delivered in 2014, were $662 million.

To minimize the Company’s fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. At June 28, 2014, the Company had diesel fuel forward purchase commitments totaling $66 million through June 2015. The Company also enters into forward purchase agreements for procuring electricity. At June 28, 2014, the Company had electricity forward purchase commitments totaling $12 million through December 2016. The Company does not measure its forward purchase commitments for fuel and electricity at fair value as the amounts contracted for are used in its operations.

Retention and Transaction Bonuses — As part of the Merger Agreement described in Note 1—Overview and Basis of Presentation, Proposed Acquisition by Sysco, the Company was given rights to offer retention and transaction bonuses to certain current employees that are integral to the successful completion of the transaction. The Company was approved to offer a maximum of $31.5 million and $10 million of retention bonuses and transaction bonuses, respectively. Additionally, the Company’s Chief Executive Officer (“CEO”) has agreed to reduce his continuation of base salary payments and bonus amounts by $3 million to be allocated at his discretion as bonuses to current employees (other than himself). The retention, transaction and other bonus payments are subject to consummation of the Acquisition and are payable on or after the transaction date. As of June 28, 2014, the Company has not and is not required to record a liability for these bonuses until the Acquisition is consummated.

Indemnification by Ahold for Certain Matters—In connection with the sale of US Foods to USF Holding Corp., a corporation formed and controlled by investment funds associated with or managed by CD&R and KKR, by Ahold in 2007 (the “2007 Transaction”), Ahold committed to indemnify and hold harmless the Company from and against damages (which includes losses, liabilities, obligations, and claims of any kind) and litigation costs (including attorneys’ fees and expenses)

suffered, incurred or paid after the 2007 Transaction closing date related to certain matters (See discussion of “Pricing Litigation”). The Company was responsible for the first $40 million of damages and litigation expenses incurred after the closing of the 2007 Transaction. Ahold’s indemnification obligations apply to any such damages and litigation expenses as may be incurred after the 2007 Transaction closing date in excess of $40 million. As of the end of its 2009 fiscal year, the Company had surpassed the threshold of $40 million in costs related to these matters; therefore, any future litigation expenses related to the aforementioned matters are subject to the rights of indemnification from Ahold.

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

On May 20, 2014, an agreement in principle was reached to settle the matter for $297 million which would release the Company from all claims from all participating class members in relation to these pricing practices. Also as described above, Ahold has indemnified the Company in regards to this matter and, as a consequence, payment of the settlement will be made by Ahold and will not impact the Company’s results of operations or cash flows. The settlement was preliminarily approved by the United States District Court of Connecticut on July 14, 2014 and is subject to final approval in late 2014 or early 2015. The settlement is also subject to potential reduction and/or termination based on the compensable sales volume attributable to class members that elect to opt out of the settlement. The Company has recorded a $297 million current liability and a corresponding $297 million indemnification receivable from Ahold in its June 28, 2014 Consolidated Balance Sheet to reflect the probable settlement of this matter. Based on the language in the proposed settlement agreement, public written statements of Ahold and the financial condition of Ahold, management believes that Ahold will satisfy its obligation under the indemnification agreement.

Eagan Multiemployer Pension Withdrawal Liability—In 2008, the Company completed the closure of its Eagan, Minnesota and Fairfield, Ohio divisions and recorded a liability of approximately $40 million for the related multiemployer pension withdrawal liability. In 2010, the Company received formal notice and demand for payment of a $40 million withdrawal liability, which is payable in monthly installments through November 2023. During the 2011 fiscal third quarter, the Company was assessed an additional $17 million multiemployer pension withdrawal liability for the Eagan facility. The parties agreed to arbitrate this matter, and discovery began during the fiscal third quarter of 2012. The parties engaged in good faith settlement negotiations during the fiscal third and fourth quarters of 2013. The negotiations reached an unexpected impasse and ceased in December 2013. The arbitration and related discovery were stayed pending settlement negotiations. The arbitrator ruled that the only contested issue is a legal question and has ordered the parties to submit cross motions for summary judgment. The parties must submit briefs by October 8, 2014. Thereafter, the arbitrator will issue an interim award. Discovery is stayed pending the arbitrator’s ruling. The Company believes it has meritorious defenses against the assessment for the additional pension withdrawal liability. The Company does not believe, at this time, that a loss from such obligation is probable and, accordingly, no liability has been recorded. However, it is reasonably possible the Company may ultimately be required to pay an amount up to $17 million.

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

Insurance Recoveries - Tornado Loss—On April 28, 2014, a tornado damaged a distribution facility and its contents, including building improvements, equipment and inventory. In order to service customers, business from the damaged facility was reassigned to other Company distribution facilities. The Company has insurance coverage on the distribution facility and its contents, as well as business interruption insurance. The Company’s insurance policies provide for recoveries of the damaged property at replacement value and the damaged inventory at the greater of 1) expected selling price less unincurred selling costs or 2) cost plus 10%. Discussions are underway with the insurance carrier regarding the Company's claims on the loss of the building and its contents, and the loss related to the business interruption. Anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. Anticipated insurance recoveries in excess of net book value of the damaged property and inventory will not be recorded until all contingencies relating to the claim have been resolved. The timing of and amounts of ultimate insurance recoveries is not known at this time.

As a result of the tornado damage, the Company recorded a tangible asset impairment charge of $3 million and a net charge to cost of goods sold of $14 million for damaged inventory. In addition, the Company has incurred costs of $3 million in the second quarter of 2014, including debris removal and clean-up costs, subject to coverage under its insurance policies. At June 28, 2014, these charges are offset by $8 million of initial advance payments received from insurance carriers and a receivable for insurance recoveries of $11 million that the Company has deemed as probable of recovery. The Company has classified the $2 million of insurance recoveries related to the damaged distribution facility assets as cash flows from investing activities and the $6 million of insurance recoveries related to damaged inventory and other costs incurred as cash flows from operating activities in its consolidated statement of cash flows.

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

	Condensed Consolidating Balance Sheet
	June 28, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable-net	$292,702	$33,439	$977,561	$—	$1,303,702
Inventories-net	1,021,473	58,265	—	—	1,079,738
Other current assets	775,796	7,853	81,089	—	864,738
Property and equipment-net	932,718	94,981	736,535	—	1,764,234
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles-net	678,673	—	—	—	678,673
Investments in subsidiaries	1,349,015	—	—	(1,349,015)	—
Intercompany receivables	—	649,831	—	(649,831)	—
Other assets	58,961	11	31,608	(23,200)	67,380

Total assets	$8,944,815	$844,380	$1,826,793	$(2,022,046)	$9,593,942

Accounts payable	$1,295,158	$47,844	$—	$—	$1,343,002
Other current liabilities	915,382	18,050	3,862	—	937,294
Long-term debt	3,579,101	33,119	1,158,391	—	4,770,611
Intercompany payables	594,655	—	55,176	(649,831)	—
Other liabilities	754,882	—	5,716	(23,200)	737,398
Shareholder’s equity	1,805,637	745,367	603,648	(1,349,015)	1,805,637

Total liabilities and shareholder’s equity	$8,944,815	$844,380	$1,826,793	$(2,022,046)	$9,593,942

	Condensed Consolidating Balance Sheet
	December 28, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable—net	$281,242	$30,023	$914,454	$—	$1,225,719
Inventories—net	1,103,180	58,378	—	—	1,161,558
Other current assets	299,053	6,989	81,422	—	387,464
Property and equipment—net	881,110	88,150	779,235	—	1,748,495
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles—net	753,840	—	—	—	753,840
Investments in subsidiaries	1,341,633	—	—	(1,341,633)	—
Intercompany receivables	—	614,377	—	(614,377)	—
Other assets	63,461	10	32,753	(23,200)	73,024

Total assets	$8,558,996	$797,927	$1,807,864	$(1,979,210)	$9,185,577

Accounts payable	$1,145,381	$36,071	$—	$—	$1,181,452
Other current liabilities	624,189	16,212	3,828	—	644,229
Long-term debt	3,554,812	22,045	1,158,391	—	4,735,248
Intercompany payables	592,482	—	21,895	(614,377)	—
Other liabilities	760,445	—	5,716	(23,200)	742,961
Shareholder’s equity	1,881,687	723,599	618,034	(1,341,633)	1,881,687

Total liabilities and shareholder’s equity	$8,558,996	$797,927	$1,807,864	$(1,979,210)	$9,185,577

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	13-Weeks Ended June 28, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,742,413	$155,531	$25,195	$(25,195)	$5,897,944
Cost of goods sold	4,810,578	123,119	—	—	4,933,697

Gross profit	931,835	32,412	25,195	(25,195)	964,247
Operating expenses:
Distribution, selling and administrative	894,065	24,209	12,207	(30,241)	900,240
Restructuring and tangible asset impairment charges	(314)	—	—	—	(314)

Total operating expenses	893,751	24,209	12,207	(30,241)	899,926

Operating income	38,084	8,203	12,988	5,046	64,321
Interest expense - net	61,025	445	12,156	—	73,626
Other expense (income) - net	27,643	(5,046)	(27,643)	5,046	—

(Loss) income before income taxes	(50,584)	12,804	28,475	—	(9,305)
Income tax (benefit) provision	1,402	—	7,958	—	9,360
Equity in earnings of subsidiaries	33,321	—	—	(33,321)	—

Net income (loss)	(18,665)	12,804	20,517	(33,321)	(18,665)
Other comprehensive income	1,057	—	—	—	1,057

Comprehensive income (loss)	$(17,608)	$12,804	$20,517	$(33,321)	$(17,608)

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	13-Weeks Ended June 29, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,515,864	$142,884	$23,450	$(23,450)	$5,658,748
Cost of goods sold	4,573,934	112,999	—	—	4,686,933

Gross profit	941,930	29,885	23,450	(23,450)	971,815
Operating expenses:
Distribution, selling and administrative	861,121	22,767	13,985	(28,026)	869,847
Restructuring and tangible asset impairment charges	1,776	—	—	—	1,776

Total operating expenses	862,897	22,767	13,985	(28,026)	871,623

Operating income	79,033	7,118	9,465	4,576	100,192
Interest expense—net	66,916	302	11,304	—	78,522
Loss on extinguishment of debt	17,829	—	—	—	17,829
Other expense (income)—net	27,847	(4,576)	(27,847)	4,576	—

(Loss) Income before income taxes	(33,559)	11,392	26,008	—	3,841
Income tax (benefit) provision	(20,163)	—	7,996	—	(12,167)
Equity in earnings of subsidiaries	29,404	—	—	(29,404)	—

Net income (loss)	16,008	11,392	18,012	(29,404)	16,008
Other comprehensive income, net of tax	5,183	—	—	—	5,183

Comprehensive income (loss)	$21,191	$11,392	$18,012	$(29,404)	$21,191

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	26-Weeks Ended June 28, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$11,049,736	$304,843	$48,064	$(48,064)	$11,354,579
Cost of goods sold	9,253,729	241,916	—	—	9,495,645

Gross profit	1,796,007	62,927	48,064	(48,064)	1,858,934
Operating expenses:
Distribution, selling and administrative	1,761,741	47,532	25,952	(57,627)	1,777,598
Restructuring and tangible asset impairment charges	(182)	—	80	—	(102)

Total operating expenses	1,761,559	47,532	26,032	(57,627)	1,777,496

Operating income	34,448	15,395	22,032	9,563	81,438
Interest expense - net	122,847	771	23,186	—	146,804
Other expense (income) - net	53,570	(9,563)	(53,570)	9,563	—

(Loss) income before income taxes	(141,969)	24,187	52,416	—	(65,366)
Income tax (benefit) provision	3,124	—	15,399	—	18,523
Equity in earnings of subsidiaries	61,204	—	—	(61,204)	—

Net income (loss)	(83,889)	24,187	37,017	(61,204)	(83,889)
Other comprehensive income	2,041	—	—	—	2,041

Comprehensive income (loss)	$(81,848)	$24,187	$37,017	$(61,204)	$(81,848)

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	26-Weeks Ended June 29, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$10,780,450	$283,220	$47,018	$(47,018)	$11,063,670
Cost of goods sold	8,957,368	225,348	—	—	9,182,716

Gross profit	1,823,082	57,872	47,018	(47,018)	1,880,954
Operating expenses:
Distribution, selling and administrative	1,734,085	46,261	29,550	(56,079)	1,753,817
Restructuring and tangible asset impairment charges	2,178	—	1,390	—	3,568

Total operating expenses	1,736,263	46,261	30,940	(56,079)	1,757,385

Operating income	86,819	11,611	16,078	9,061	123,569
Interest expense—net	137,639	302	22,407	—	160,348
Loss on extinguishment of debt	41,796	—	—	—	41,796
Other expense (income)—net	54,848	(9,061)	(54,848)	9,061	—

(Loss) Income before income taxes	(147,464)	20,370	48,519	—	(78,575)
Income tax (benefit) provision	(15,661)	—	15,786	—	125
Equity in earnings of subsidiaries	53,103	—	—	(53,103)	—

Net income (loss)	(78,700)	20,370	32,733	(53,103)	(78,700)
Other comprehensive income, net of tax	8,059	—	—	—	8,059

Comprehensive income (loss)	$(70,641)	$20,370	$32,733	$(53,103)	$(70,641)

	Condensed Consolidating Statement of Cash Flows 26-Weeks Ended June 28, 2014 (in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$226,488	$8,206	$12,691	$247,385

Cash flows from investing activities:
Proceeds from sales of property and equipment	4,990	—	2,350	7,340
Purchases of property and equipment	(69,248)	(5,639)	(13)	(74,900)
Insurance recovery	2,000	—	—	2,000

Net cash used in investing activities	(62,258)	(5,639)	2,337	(65,560)

Cash flows from financing activities:
Proceeds from debt borrowings	770,410	—	40	770,450
Principal payments on debt and capital leases	(812,002)	(2,210)	(40)	(814,252)
Capital contributions (distributions)	15,028	—	(15,028)	—
Proceeds from parent company common stock sales	197	—	—	197
Parent company common stock repurchased	(598)	—	—	(598)

Net cash provided by (used in) financing activities	(26,965)	(2,210)	(15,028)	(44,203)

Net increase in cash and cash equivalents	137,265	357	—	137,622
Cash and cash equivalents—beginning of period	178,872	872	—	179,744

Cash and cash equivalents—end of period	$316,137	$1,229	$—	$317,366

	Condensed Consolidating Statement of Cash Flows 26-Weeks Ended June 29, 2013 (in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$92,797	$3,346	$13,351	$109,494

Cash flows from investing activities:
Proceeds from sales of property and equipment	4,479	—	6,987	11,466
Purchases of property and equipment	(94,355)	(2,843)	—	(97,198)

Net cash (used in) provided by investing activities	(89,876)	(2,843)	6,987	(85,732)

Cash flows from financing activities:
Proceeds from debt refinancing	854,485	—		854,485
Proceeds from other borrowings	888,088	—	—	888,088
Payment for debt financing costs and fees	(29,135)	—	—	(29,135)
Principal payments on debt and capital leases	(1,399,241)	(822)		(1,400,063)
Repurchase of senior subordinated notes	(375,144)	—	—	(375,144)
Capital contributions (distributions)	20,338	—	(20,338)	—
Proceeds from parent company common stock sales	475	—	—	475
Parent company common stock repurchased	(2,030)	—	—	(2,030)

Net cash used in financing activities	(42,164)	(822)	(20,338)	(63,324)

Net decrease in cash and cash equivalents	(39,243)	(319)	—	(39,562)
Cash and cash equivalents—beginning of period	240,902	1,555	—	242,457

Cash and cash equivalents—end of period	$201,659	$1,236	$—	$202,895

17.	BUSINESS SEGMENT INFORMATION

The Company operates in one business segment based on how the Chief Operating Decision Maker (“CODM”)—the CEO—views the business for purposes of evaluating performance and making operating decisions. The Company markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States.

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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net income (loss) for the periods indicated (in thousands):

	13-Weeks Ended		26-Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Adjusted EBITDA	$237,136	$226,097	$406,594	$382,582
Adjustments:
Sponsor fees (1)	(2,811)	(2,598)	(5,397)	(5,165)
Restructuring and tangible asset impairment charges (2)	314	(1,776)	102	(3,568)
Share-based compensation expense (3)	(3,145)	(2,097)	(6,198)	(5,897)
LIFO reserve change (4)	(24,135)	(5,473)	(48,678)	(7,363)
Loss on extinguishment of debt (5)	—	(17,829)	—	(41,796)
Business transformation costs (6)	(14,463)	(14,644)	(26,663)	(28,544)
Sysco merger costs (7)	(15,625)	—	(19,722)	—
Other (8)	(7,699)	(2,482)	(13,551)	(17,464)

EBITDA	169,572	179,198	286,487	272,785
Interest expense, net	(73,626)	(78,522)	(146,804)	(160,348)
Income tax benefit (provision)	(9,360)	12,167	(18,523)	(125)
Depreciation and amortization expense	(105,251)	(96,835)	(205,049)	(191,012)

Net income (loss)	$(18,665)	$16,008	$(83,889)	$(78,700)

(1)	Consists of management fees paid to the Sponsors.
(2)	Primarily consists of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for vesting of USF Holding Corp. stock option awards, restricted stock and restricted stock units.
(4)	Consists of changes in the LIFO reserve.
(5)	Includes fees paid to debt holders, third party costs, early redemption premium, and the write off of old debt facility unamortized debt issuance costs. See Note 9—Debt for a further description of debt refinancing transactions.
(6)	Consists primarily of costs related to functionalization and significant process and systems redesign.
(7)	Consists of direct and incremental costs related to the Acquisition.
(8)	Other includes gains, losses or charges as specified under the Company’s debt agreements.

18.	SUBSEQUENT EVENT

On August 8, 2014, the 2012 ABS Facility was amended whereby the maturity date was extended from August 27, 2015 to August 5, 2016 (or the termination date of the ABL Facility, if earlier), and the interest rate on outstanding borrowings was reduced 25 basis points. The Company incurred $1 million of costs and fees related to the 2012 ABS Facility amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto for the quarter ended June 28, 2014 and the consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K, as filed with the SEC. This discussion of our results includes certain non-GAAP financial measures. We believe these provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed in Non-GAAP Reconciliations below.

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

A sales force of approximately 4,000 associates market our food products to a diverse customer base. Our principal customers include independently owned single and multi-location restaurants, regional concepts, national chains, hospitals, nursing homes, hotels and motels, country clubs, fitness centers, government and military organizations, colleges and universities, and retail locations. We support our business with one of the largest private refrigerated fleets in the U.S., with roughly 6,000 trucks traveling an average of 200 million miles each year. We have standardized our operations across the country. That allows us to manage the business as a single operating segment with 61 divisions nationwide.

Outlook

The foodservice market is affected by general economic conditions, consumer confidence, and continued pressure on consumer disposable income. During 2014, we experienced inflationary pressures in several product categories. Periods of prolonged product cost inflation may have a negative impact on our profit margins and earnings to the extent such product cost increases are not able to be passed on to customers due to resistance to higher prices or having a negative impact on consumer spending.

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

Proposed Acquisition by Sysco

Merger Agreement

On December 8, 2013, our parent company USF Holding Corp., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sysco Corporation, a Delaware corporation (“Sysco”); Scorpion Corporation I, Inc., a Delaware corporation and a wholly owned subsidiary of Sysco (“Merger Sub One”); and Scorpion Company II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Sysco, through which Sysco will acquire USF Holding Corp. (the “Acquisition”) on terms and subject to the conditions set forth in the Merger Agreement. The aggregate purchase price will consist of $500 million in cash and approximately $3 billion in Sysco’s common stock, subject to possible downward adjustment pursuant to the Merger Agreement. It is anticipated that the transaction will close either late in the third quarter or during the fourth quarter of this calendar year. The closing is subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On February 18, 2014, US Foods and Sysco received a request for additional documentary materials from the Federal Trade Commission (the “FTC”) in connection with the Acquisition and the companies continue to work closely and cooperatively with the FTC as it conducts its review of the proposed merger. If the Merger Agreement is terminated because the required antitrust approvals cannot be obtained, or if the Acquisition does not close by a date as specified in the Merger Agreement, in certain circumstances Sysco will be required to pay our parent company, USF Holding Corp., a termination fee of $300 million.

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

Selected Historical Results of Operations

The following table presents selected historical results of operations of our business for the periods indicated:

	13-Weeks Ended		26-Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)		(in millions)
Net sales	$5,898	$5,659	$11,355	$11,064
Cost of goods sold	4,934	4,687	9,496	9,183

Gross profit	964	972	1,859	1,881
Operating expenses:
Distribution, selling and administrative costs	900	870	1,778	1,754
Restructuring and tangible asset impairment charges	—	2	—	4

Total operating expenses	900	872	1,778	1,758

Operating income	64	100	81	123
Interest expense, net	74	78	146	160
Loss on extinguishment of debt	—	18	—	42

Income (loss) before income taxes	(10)	4	(65)	(79)
Income tax provision (benefit)	9	(12)	19	—

Net income (loss)	$(19)	$16	$(84)	$(79)

Percentage of Net Sales:
Gross profit	16.3%	17.2%	16.4%	17.0%
Distribution, selling and administrative costs	15.3%	15.4%	15.7%	15.9%
Operating expenses	15.3%	15.4%	15.7%	15.9%
Operating income	1.1%	1.8%	0.7%	1.1%
Net income (loss)	(0.3)%	0.3%	(0.7)%	(0.7)%
Other Data:
EBITDA (1)	$170	$179	$286	$273
Adjusted EBITDA (1)	$237	$226	$407	$383

(1)	EBITDA and Adjusted EBITDA are measures used by management to measure operating performance. EBITDA is defined as Net loss, plus Interest expense – net, Income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees; 2) Restructuring and tangible and intangible asset impairment charges; 3) share-based compensation expense; 4) other gains, losses, or charges as specified under our debt agreements; and 5) the non-cash impact of LIFO adjustments. EBITDA and Adjusted EBITDA, as presented in the Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by—or presented in accordance with—accounting principles generally accepted in the United States of America (“GAAP”). They are not measurements of our performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity.

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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net income (loss) for the periods indicated:

	13-Weeks Ended		26-Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)		(in millions)
Net income (loss)	$(19)	$16	$(84)	$(79)
Interest expense, net	74	78	146	160
Income tax (benefit) provision	9	(12)	19	—
Depreciation and amortization expense	106	97	205	192

EBITDA	170	179	286	273
Adjustments:
Sponsor fees (1)	2	2	5	5
Restructuring and tangible asset impairment charges (2)	—	2	—	4
Share-based compensation expense (3)	3	2	6	6
LIFO reserve change (4)	24	5	49	7
Loss on extinguishment of debt (5)	—	18	—	42
Business transformation costs (6)	14	15	27	29
Sysco merger costs (7)	16	—	20	—
Other (8)	8	3	14	17

Adjusted EBITDA	$237	$226	$407	$383

(1)	Consists of management fees paid to the Sponsors.
(2)	Primarily consists of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for vesting of USF Holding Corp. stock option awards, restricted stock and restricted stock units.
(4)	Consists of changes in the LIFO reserve.
(5)	Includes fees paid to debt holders, third party costs, early redemption premium, and the write off of old debt facility unamortized debt issuance costs. See Note 9—Debt for a further description of debt refinancing transactions.
(6)	Consists primarily of costs related to functionalization and significant process and systems redesign.
(7)	Consists of direct and incremental costs related to the Acquisition.
(8)	Other includes gains, losses or charges as specified under the Company’s debt agreements.

Comparison of Results

13-Weeks Ended June 28, 2014 and June 29, 2013

Highlights

Net sales increased $239 million, or 4.2%, in 2014 from 2013. Gross profit decreased $8 million, or 0.8%, for the second quarter of 2014. Operating expenses as a percentage of net sales were 15.3% in 2014 versus 15.4% in 2013. Operating income as a percentage of net sales decreased to 1.1% compared to 1.8% in 2013. Interest expense-net decreased $4 million to $74 million in 2014 from $78 million a year ago. In June 2013, we amended our 2011 and 2007 Term Loan facilities and recorded a loss on extinguishment of debt of $18 million. There were no debt refinancing transactions in 2014. Net loss was $19 million for the 13-weeks ended June 28, 2014 versus net income of $16 million for this time last year.

Net Sales

Net sales increased $239 million, or 4.2%, to $5,898 million in the second quarter of 2014 from $5,659 million in 2013. Increased sales to independent restaurants and healthcare and hospitality customers, was partially offset by decreased sales to national chain customers. Case volume decreased 0.6% from the prior year. Higher product cost favorably impacted net sales in 2014 by approximately $270 million, as a significant portion of our business is based on percentage markups over actual cost. Lower case volume unfavorably impacted 2014 Net sales by approximately $30 million.

Gross Profit

Gross profit decreased $8 million, or 0.8%, to $964 million in the latest quarter from $972 million last year. Lower gross profit reflected commodity pricing pressures, partially offset by merchandising initiatives. Gross profit as a percentage of net sales decreased by 0.9% to 16.3% versus 17.2% in 2013.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased $30 million, or 3.4%, to $900 million in 2014 from $870 million in 2013. As a percentage of net sales, we saw a decrease of 0.1% to 15.3% from 15.4% at this time last year. Increases in Distribution, selling and administrative costs included $16 million of 2014 direct and incremental costs related to the Merger Agreement, a $9 million increase in Depreciation and amortization expense, primarily due to investments in technology and fleet, and a $7 million increase in payroll and related costs from a year ago. These increases were partially offset by a $4 million decrease in pension costs for Company sponsored plans.

Restructuring and Tangible Asset Impairment Charges

In the most recent quarter, we reversed a total of $2 million of excess liabilities for an unused facility lease settlement and closed facility severance costs. Additionally, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in a tangible asset impairment charge of $1 million. During the 2013 quarter, we also incurred $2 million of severance costs, including $1 million for a multiemployer pension withdrawal liability.

Operating Income

Operating income decreased $36 million, or 36%, to $64 million, compared with $100 million in 2013. Operating income as a percent of net sales decreased 0.7% to 1.1% for the three months from 1.8% in 2013. The change was primarily due to the factors discussed above.

Interest Expense

Interest expense decreased $4 million to $74 million from $78 million in the 2014 quarter due to lower overall borrowing costs as a result of the US Foods’ 2013 debt refinancing transactions and a decrease in average borrowings on our revolving credit facility, partially offset by capital lease additions.

Loss on Extinguishment of Debt

The 2013 loss on extinguishment of debt consists of a write-off of unamortized debt issuance costs, as well as loan fees and third party costs relating to the Amended 2011 Term Loan. For a detailed description of our Senior Subordinated Notes redemption transaction, see Note 9—Debt in the Notes to our Unaudited Consolidated Financial Statements.

Income Taxes

The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United State federal and state jurisdictions. Tax law changes, increases and decreases in temporary and permanent differences between book and tax items, tax credits and the Company’s change in income in each jurisdiction all affect the overall effective tax rate.

For interim periods, the Company estimates annual pre-tax income, temporary and permanent differences between book and tax items and other items, including changes in its valuation allowance, to derive a year to date effective tax rate for the interim period.

We recorded an income tax provision of $9 million for the 13-weeks ended June 28, 2014 compared with an income tax benefit of $12 million in the prior year period. The effective tax rate for the 13-weeks ended June 28, 2014 and June 29, 2013 of 101% and 317%, respectively, varied from the 35% federal statutory rate primarily due to an increase in the valuation allowance. During the 13-weeks ended June 28, 2014 and June 29, 2013, the valuation allowance increased $16 million and $9 million, respectively, as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

Net Income (Loss)

Our 2014 net loss was $19 million in 2014 as compared with net income of $16 million in 2013. The 2014 net loss was primarily due to the factors discussed above.

26-Weeks Ended June 28, 2014 and June 29, 2013

Highlights

Net sales increased $291 million, or 2.6%, in 2014 from 2013. Gross profit decreased $22 million, or 1.2%, from 2013. Operating expenses as a percentage of net sales were 15.7% in 2014 versus 15.9% in 2013. Operating income as a percentage of net sales decreased to 0.7% compared to 1.1% in 2013. Interest expense-net decreased $14 million to $146 million in 2014 from $160 million a year ago. In June 2013, we amended our 2011 and 2007 Term Loan facilities and recorded a loss on extinguishment of debt of $18 million. In January 2013, we redeemed the remaining $355 million in principal of our 11.25% Senior Subordinated Notes (“Senior Subordinated Notes”) and recorded a loss on extinguishment of debt of $24 million. There were no debt refinancing transactions in 2014. Net loss was $84 million for the 26-weeks ended June 28, 2014 versus net loss of $79 million for this time last year.

Net Sales

Net sales increased $291 million, or 2.6%, to $11,355 million in 2014 from $11,064 million in 2013. Increased sales to independent restaurants and healthcare and hospitality customers, was partially offset by decreased sales to national chain customers. Case volume decreased 1.0% from the prior year. Higher product cost favorably impacted net sales in 2014 by approximately $380 million, as a significant portion of our business is based on percentage markups over actual cost. Lower case volume unfavorably impacted 2014 Net sales by approximately $90 million.

Gross Profit

Gross profit decreased $22 million, or 1.2%, to $1,859 million in 2014 from $1,881 million last year. Lower gross profit reflected commodity pricing pressures, partially offset by merchandising initiatives. Gross profit as a percentage of net sales decreased by 0.6% to 16.4% versus 17.0% in 2013.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased $24 million, or 1.4%, to $1,778 million in 2014 from $1,754 million in 2013. As a percentage of net sales, we saw a decrease of 0.2% to 15.7% from 15.9% at this time last year. Increases in Distribution, selling and administrative costs included $20 million of 2014 direct and incremental costs related to the Merger Agreement, and a $13 million increase in Depreciation and amortization expense, primarily due to investments in technology and fleet. These increases were partially offset by an $8 million decrease in pension costs for Company sponsored plans.

Restructuring and Tangible Asset Impairment Charges

During 2014, we reversed $2 million of excess liabilities for an unused lease facility settlement and closed facility severance costs. Additionally, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million.

During 2013, we incurred $2 million of severance costs, including $1 million for a multiemployer pension withdrawal liability and tangible asset impairment charges. Additionally, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million.

Operating Income

Operating income decreased $42 million, or 34.1%, to $81 million, compared with $123 million in 2013. Operating income as a percent of net sales decreased 0.4% to 0.7% for the three months from 1.1% in 2013. The change was primarily due to the factors discussed above.

Interest Expense

Interest expense decreased $14 million to $146 million from $160 million in 2014 due to lower overall borrowing costs as a result of the US Foods’ 2013 debt refinancing transactions and a decrease in average borrowings on our revolving credit facility, partially offset by capital lease additions.

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

Income Taxes

The Company estimated its annual effective tax rate to be applied to the results of the 26-weeks ended June 28, 2014 and June 29, 2013. In estimating its annual effective tax rate, the Company excluded the effects of the valuation allowance necessary as a result of the tax amortization of its goodwill and trademarks. The valuation allowance impact of the tax amortization of goodwill and trademarks has been measured discretely for the quarter to calculate the income taxes. Given the Company’s cumulative tax loss position, the impact of the projected current year book income and non-deductible items is being offset by a commensurate valuation allowance adjustment within the annual effective tax rate. The Company concluded that to use the forecasted annual effective tax rate, unadjusted for the effects of the valuation allowance related to the tax amortization of the goodwill and trademarks as described above would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. The impact of including the tax goodwill and trademarks amortization in the annual effective tax rate computation, as applied to the pre-tax loss of $65 million for the period, would be distortive to the financial statements. As a result of these considerations, management concluded that the readers of the financial statements would best benefit from a tax provision for the quarter that reflects the accretion of the valuation allowance on a discrete, ratable basis.

The valuation allowance against the net deferred tax assets was $117 million at December 28, 2013. The deferred tax assets related to federal and state net operating losses, increased $48 million during the 26-weeks ended June 28, 2014, which resulted in a $165 million total valuation allowance at June 28, 2014. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

We recorded an income tax provision of $19 million for the 26-weeks ended June 28, 2014 compared with a minimal income tax provision in the prior year period. The effective tax rate for the 26-weeks ended June 28, 2014 and June 29, 2013 of 28% and 0%, respectively, varied from the 35% federal statutory rate primarily due to an increase in the valuation allowance. During the 26-weeks ended June 28, 2014 and June 29, 2013, the valuation allowance increased $48 million and $20 million, respectively, as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

Net Loss

Our net loss increased $5 million to $84 million in 2014 as compared with net loss of $79 million in 2013. The higher net loss was primarily due to the factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment. Company resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements. However, in connection with the Merger Agreement, we have agreed to several debt-related terms. These include our agreement 1) not to incur indebtedness in excess of $20 million other than to fund working capital expenses in the ordinary course of business and certain other agreed-upon expenditures, and 2) not to make any capital expenditures or commitments—or enter into fleet capital leases in excess of $100 million per year—other than in the ordinary course of business consistent with past practice.

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

As of June 28, 2014, we had $4,816 million in aggregate indebtedness outstanding. We had commitments for additional borrowings under our asset-based senior secured revolving loan ABL Facility (“ABL Facility”) and our 2012 ABS Facility (“2012 ABS Facility”) of $927 million (of which $875 million was available based on our borrowing base), all of which were secured.

Our primary financing sources for working capital and capital expenditures are the ABL Facility and the 2012 ABS Facility.

The ABL Facility provides for loans of up to $1,100 million, with its capacity limited by borrowing base calculations. As of June 28, 2014, we had no outstanding borrowings, but had issued Letters of Credit totaling $287 million under the ABL Facility. There was available capacity on the ABL Facility of $813 million at June 28, 2014, based on the borrowing base calculation.

Under the 2012 ABS Facility, the Company and certain subsidiaries sell, on a revolving basis, their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary of the Company. This subsidiary, in turn, grants to the administrative agent for the benefit of the lenders a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $686 million at June 28, 2014. The Company, at its option, can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $62 million at June 28, 2014, based on the borrowing base calculation. On August 8, 2014, the 2012 ABS Facility was amended whereby the maturity date was extended from August 27, 2015 to August 5, 2016 (or the termination date of the ABL Facility, if earlier), and the interest rate on outstanding borrowings was reduced 25 basis points. The Company incurred $1 million of costs and fees related to the 2012 ABS Facility amendment.

The Company has $1,350 million of 8.5% unsecured Senior Notes due June 30, 2019 outstanding as of June 28, 2014. On December 19, 2013, the indenture for the Senior Notes (the “Senior Note Indenture”) was amended so that the Acquisition by Sysco will not constitute a “Change of Control.” This was authorized through the consent of the holders of our Senior Notes. In the event of a “Change of Control,” the holders of the Senior Notes would have the right to require the Company to repurchase all or any part of their notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. If the Acquisition is terminated under the terms of the Merger Agreement, or is not completed by September 8, 2015, the Senior Note Indenture will revert to its original terms. Holders of the Senior Notes received fees of $3.4 million as consideration for agreeing to the amendment. Under the Merger Agreement, Sysco funded the payment of the consent fees to the holders in December 2013.

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

Our credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. Certain debt agreements also contain various and customary events of default with respect to the loans. Those include, without limitation, the failure to pay interest or principal when this is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding—plus unpaid interest and other amounts owed—may be declared immediately due and payable to the lenders. If this happened, we would be forced to seek new financing that may not be as favorable as our current facilities. Our ability to refinance indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of June 28, 2014, we were in compliance with all of our debt agreements.

Cash Flows

For the periods presented, the following table presents condensed highlights from the cash flow statements:

	26-Weeks Ended
	June 28, 2014	June 29, 2013
	(in millions)
Net loss	$(84)	$(79)
Changes in operating assets and liabilities	86	(69)
Other adjustments	245	258

Net cash provided by operating activities	247	110

Net cash used in investing activities	(66)	(86)

Net cash used in financing activities	(44)	(63)

Net increase (decrease) in cash and cash equivalents	137	(39)
Cash and cash equivalents, beginning of period	180	242

Cash and cash equivalents, end of period	$317	$203

Operating Activities

Cash flows provided by operating activities were $247 million and $110 million for the 26-weeks ended June 28, 2014 and June 29, 2013, respectively. Cash flows provided by operating activities increased $137 million in 2014 from 2013. Higher accounts payable and a decrease in inventories, were partially offset by an increase in accounts receivable and lower accrued expenses and other liabilities.

Cash flows provided by operating activities in 2014 were favorably affected by changes in operating assets and liabilities—including a decrease in inventories and an increase in accounts payable, partially offset an increase in accounts receivable and a decrease in accrued expenses and other current liabilities. Cash flows from operating activities include $6 million of insurance recoveries related to tornado damage to a distribution facility. Cash flows provided by operating activities in 2013 were unfavorably affected by changes in operating assets and liabilities—including an increase in accounts receivable and a decrease in accounts payable—partially offset by a decrease in inventories.

Investing Activities

Cash flows used in investing activities for the 26-weeks ended June 28, 2014 included purchases of property and equipment of $75 million, proceeds from sales of property and equipment of $7 million and $2 million of insurance recoveries related to property and equipment of a distribution facility damaged by a tornado. Last year’s cash flows from investing activities included purchases of property and equipment of $97 million, and proceeds from sales of property and equipment of $11 million.

Capital expenditures in 2014 and 2013 included fleet replacement and investments in information technology to improve our business, as well as new construction and/or expansion of distribution facilities. Additionally, we entered into $90 million and $52 million of capital lease obligations during the 26-week periods in 2014 and 2013, respectively. The 2014 capital lease obligations included $63 million for fleet replacement and $27 million for a distribution facility addition. The 2013 capital lease obligations were primarily for fleet replacement.

We expect cash capital expenditures in 2014 to be approximately $190 million, including the amounts described above. The expenditures will focus on information technology, warehouse equipment and facility construction and/or expansion, including approximately $10 million as we begin construction on a new facility to replace the distribution facility severely damaged by a tornado in April 2014. We also expect fleet capital leases during 2014 to total $75 million, including the amounts described above. We expect to fund our 2014 capital expenditures with available cash balances or cash generated from operations.

Financing Activities

Cash flows used by financing activities of $44 million during the 26-weeks ended June 28, 2014 resulted from $20 million of net payments on our ABL Facility and $24 million of scheduled payments on other debt facilities and capital lease obligations.

For the same time in 2013, cash flows used in financing activities of $63 million primarily resulted from net payments on debt facilities, and costs and fees paid related to our 2013 debt refinancing transactions. In June 2013, we refinanced our term loan facilities into a new $2,100 million term loan facility. Lenders exchanged $1,634 in principal under our previous term loan facilities for a like amount of principal in the new term loan facility and we received proceeds of $466 million from continuing and new lenders purchasing additional principal in the new term loan facility. The cash proceeds were used to pay down $457 million in principal of the previous term loan facilities. In January 2013, we used proceeds of $388 million from Senior Note issuances primarily to redeem $355 million in principal of our Senior Subordinated Notes, plus an early redemption premium of $20 million. We incurred total cash costs of $29 million in connection with the 2013 debt refinancing transactions, including costs to register our Senior Notes. Additionally, we made net payments on our ABL Facility of $40 million as well as $15 million of scheduled payments on other debt facilities. In 2013, we paid $2 million to repurchase common shares of our parent company, USF Holding Corp., from employees who left the company. The shares were acquired through a management stockholder’s agreement associated with our stock incentive plan.

Retirement Plans

We maintain several qualified retirement plans (the “Retirement Plans”) that pay benefits to certain employees at retirement, using formulas based on a participant’s years of service and compensation. We contributed $24 million and $19 million to the Retirement Plans during the 26-weeks ended June 28, 2014 and June 29, 2013, respectively. We expect to make $49 million total contributions, including payments described above, to the Retirement Plans in 2014.

The Company also contributes to various multiemployer benefit plans under collective bargaining agreements. We contributed $16 million during 2014 and $15 million during this time last year. At June 28, 2014, we had $56 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031, at effective interest rates ranging from 5.9% to 6.7%. As discussed in Note 15—Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements, we were assessed an additional $17 million multiemployer pension withdrawal liability for a facility closed in 2008. We believe we have meritorious defenses against this assessment and intend to vigorously defend ourselves against the claim. At this time, we do not believe that paying this obligation is probable and, accordingly, have recorded no related liability.

Pricing Litigation

As described in Note—15 Commitments and Contingencies in the Notes to our Unaudited Consolidated Financial Statements, on May 20, 2014 an agreement in principle was reached to settle a pricing practices class action complaint against the Company and Ahold relating to periods prior to the 2007 acquisition of the Company by it Sponsors for $297 million. Ahold has indemnified the Company in regards to this matter and, as a consequence, payment of the settlement will be made by Ahold and will not impact the Company’s results of operations or cash flows. The settlement was preliminarily approved by the United States District Court for the District of Connecticut on July 14, 2014 and is subject to final approval by late 2014 or early 2015. The settlement is also subject to potential reduction and/or termination based on the compensable sales volume attributable to class members that elect to opt out of the settlement. The Company has recorded a $297 million current liability and a corresponding $297 million indemnification receivable from Ahold in its June 28, 2014 Consolidated Balance Sheet to reflect the probable settlement of this matter. Based on the language in the proposed settlement agreement, public written statements of Ahold and the financial condition of Ahold management believes that Ahold will satisfy its obligation under the indemnification agreement.

Insurance Recoveries – Tornado Loss

As described in Note—15 Commitments and Contingencies in the Notes to our Unaudited Consolidated Financial Statements, on April 28, 2014, a tornado severely damaged a distribution facility and its contents, including building improvements, equipment and inventory. In order to service customers, business from the damaged facility was reassigned to other distribution facilities. We have insurance coverage on the distribution facility and its contents, as well as business interruption insurance. Our insurance policies provide for recoveries of the damaged property at replacement value and the damaged inventory at the greater of 1) expected selling price less unincurred selling costs or 2) cost plus 10%. Discussions are underway with the insurance carrier regarding the Company's claims on the loss of the building and its contents, and the loss related to the business interruption. Anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. Anticipated insurance recoveries in excess of net book value of the damaged property and inventory will not be recorded until all contingencies relating to the claim have been resolved. The timing of and amounts of ultimate insurance recoveries is not known at this time.

As a result of the tornado damage, we recorded a tangible asset impairment charge of $3 million and a net charge to cost of goods sold of $14 million for damaged inventory. In addition, the Company has incurred costs of $3 million in the second quarter of 2014, including debris removal and clean-up costs, subject to coverage under its insurance policies. At June 28, 2014, these charges are offset by $8 million of initial advance payments received from insurance carriers and a receivable for insurance recoveries of $11 million that we have deemed as probable of recovery.

Retention and Transaction Bonuses

As part of the Merger Agreement, the Company was given rights to offer retention and transaction bonuses to certain current employees that are integral to the successful completion of the transaction. The Company was approved to offer a maximum of $31.5 million and $10 million of retention bonuses and transaction bonuses, respectively. Additionally, the Company’s Chief Executive Officer (“CEO”) has agreed to reduce his continuation of base salary payments and bonus amounts by $3 million to be allocated at his discretion as bonuses to current employees (other than himself). The retention, transaction and other bonus payments are subject to consummation of the Acquisition and are payable on or after the transaction date. As of June 28, 2014, the Company has not and is not required to record a liability for these bonuses until the Acquisition is consummated.

Off-Balance Sheet Arrangements

We entered into letters of credit of $89 million in favor of certain lessors securing our obligations with respect to certain leases in favor of Ahold, securing Ahold’s contingent exposure under guarantees of our obligations with respect to those leases. Additionally, we entered into letters of credit of $183 million in favor of certain commercial insurers, securing our obligations for our insurance program, and letters of credit of $15 million for other obligations.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers, which will be introduced into the FASB’s Accounting Standards Codification as Topic 606. Topic 606 replaces the previous guidance on revenue recognition in Topic 605. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The standard will be effective for us in the first quarter of 2017, with early adoption not permitted. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. We are currently evaluating the impact of this ASU and have not yet selected an implementation approach.

In April 2014, the FASB issued ASU No. 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the criteria for reporting discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The update states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) or a major equity method investment. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends, with early adoption permitted. Our adoption of this guidance in the first quarter of 2014 had no impact on our financial position, results of operations or cash flows.

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

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for product purchases, and increase the costs we incur to deliver products to our customers. To minimize fuel-related risks, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of June 28, 2014, we had diesel fuel forward purchase commitments totaling $66 million through June 2015. These locked in approximately 37% of our projected diesel fuel purchase needs for the contracted periods. A 10% change in diesel prices would cause our uncommitted diesel fuel costs through June 2015 to change by less than$10 million.

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

Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d-15(e) under the Securities Exchange Act of 1934, as amended) on June 28, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that on June 28, 2014, our disclosure controls and procedures were effective.

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

On May 20, 2014, an agreement in principle was reached to settle the matter for $297 million which would release the Company from all claims from all participating class members in relation to these pricing practices. Ahold has indemnified the Company in regards to this matter and, as a consequence, payment of the settlement will be made by Ahold and will not impact the Company’s results of operations or cash flows. Accordingly, the Company has accrued a $297 million current liability and a corresponding $297 million indemnification receivable from Ahold in its Consolidated Balance Sheet at June 28, 2014 to reflect the settlement. The settlement was preliminarily approved by the United States District Court for the District of Connecticut on July 14, 2014 and is subject to final approval in late 2014 or early 2015. The settlement is also subject to potential reduction and/or termination based on the compensable sales volume attributable to class members that elect to opt out of the settlement.

Item 1A. Risk Factors

See “Risk Factors” in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 28, 2013 There have been no material changes in this information.

Item 5. Other Information

In connection with the proposed Acquisition by Sysco, on December 8, 2013, our CEO, John Lederer, entered into a Letter Agreement (the “Letter Agreement”) with the Company whereby, subject to and conditioned upon the occurrence of the closing of the Acquisition by Sysco, Mr. Lederer has agreed to reduce his continuation of base salary payments and bonus amounts by $3 million to be allocated at his discretion as bonuses to current employees (other than himself). If the Merger Agreement terminates for any reason before the Acquisition closes or if the Acquisition does not close on or before March 8, 2015, the Letter Agreement will terminate and have no force and effect.

Item 6. Exhibits

Exhibit Number	Document Description

10.50*	Letter Agreement, dated December 8, 2013, by and between US Foods, Inc. and John Lederer

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	Interactive Data File.

*	Filed herewith.
†	Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS, INC.

Date: August 12, 2014	By:	/s/ FAREED KHAN
Fareed Khan
Chief Financial Officer