Form 10-Q
period 2014-09-27
US FOODS, INC.
filed 2014-10-27
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At October 27, 2014, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by USF Holding Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share data)

	September 27,	December 28,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$344,844	$179,744
Accounts receivable, less allowances of $24,772 and $25,151	1,351,798	1,225,719
Vendor receivables, less allowances of $2,932 and $2,661	143,940	97,361
Inventories — net	1,119,746	1,161,558
Legal settlement indemnification receivable	297,000	—
Prepaid expenses	72,164	75,604
Deferred taxes	12,709	13,557
Assets held for sale	8,510	14,554
Other current assets	15,224	6,644

Total current assets	3,365,935	2,774,741
PROPERTY AND EQUIPMENT — Net	1,735,618	1,748,495
GOODWILL	3,835,477	3,835,477
OTHER INTANGIBLES — Net	640,410	753,840
DEFERRED FINANCING COSTS	26,650	39,282
OTHER ASSETS	38,147	33,742

TOTAL ASSETS	$9,642,237	$9,185,577

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$222,108	$185,369
Accounts payable	1,379,875	1,181,452
Accrued expenses and other current liabilities	417,667	423,635
Accrued legal settlement	297,000	—
Current portion of long-term debt	46,323	35,225

Total current liabilities	2,362,973	1,825,681
LONG-TERM DEBT	4,764,062	4,735,248
DEFERRED TAX LIABILITIES	449,828	408,153
OTHER LONG-TERM LIABILITIES	293,811	334,808

Total liabilities	7,870,674	7,303,890

COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value — authorized, issued, and outstanding, 1,000 shares	1	1
Additional paid-in capital	2,333,990	2,325,223
Accumulated deficit	(561,618)	(440,858)
Accumulated other comprehensive income (loss)	(810)	(2,679)

Total shareholder’s equity	1,771,563	1,881,687

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$9,642,237	$9,185,577

See Notes to Unaudited Consolidated Financial Statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
NET SALES	$5,911,490	$5,686,712	$17,266,069	$16,750,382
COST OF GOODS SOLD	4,950,661	4,716,253	14,446,306	13,898,969

Gross profit	960,829	970,459	2,819,763	2,851,413
OPERATING EXPENSES:
Distribution, selling and administrative costs	903,618	880,118	2,681,216	2,633,935
Restructuring and tangible asset impairment charges	22	1,482	(80)	5,050

Total operating expenses	903,640	881,600	2,681,136	2,638,985

OPERATING INCOME	57,189	88,859	138,627	212,428
INTEREST EXPENSE – Net	71,432	72,778	218,236	233,126
LOSS ON EXTINGUISHMENT OF DEBT	—	—	—	41,796

Income (loss) before income taxes	(14,243)	16,081	(79,609)	(62,494)
INCOME TAX PROVISION (BENEFIT)	22,628	(6,358)	41,151	(6,233)

NET INCOME (LOSS)	(36,871)	22,439	(120,760)	(56,261)
OTHER COMPREHENSIVE INCOME (LOSS) – Net of tax:
Changes in retirement benefit obligations, net of income tax	(172)	3,445	1,869	10,962
Changes in interest rate swap derivative, net of income tax	—	—	—	542

COMPREHENSIVE INCOME (LOSS)	$(37,043)	$25,884	$(118,891)	$(44,757)

See Notes to Unaudited Consolidated Financial Statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	39-Weeks Ended
	September 27,	September 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,760)	$(56,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	310,058	287,267
Gain on disposal of property and equipment	(6,009)	(1,579)
Loss on extinguishment of debt	—	41,796
Tangible asset impairment charges	1,580	1,860
Amortization of deferred financing costs	13,547	13,609
Amortization of Senior Notes original issue premium	(2,497)	(2,497)
Deferred tax provision (benefit)	40,755	(6,651)
Share-based compensation expense	9,173	9,784
Provision for doubtful accounts	13,035	15,579
Changes in operating assets and liabilities:
Increase in receivables	(187,254)	(153,008)
Decrease (increase) in inventories	33,271	(76,045)
Increase in prepaid expenses and other assets	(1,208)	(4,728)
Increase in accounts payable and bank checks outstanding	241,946	40,561
(Decrease) increase in accrued expenses and other liabilities	(42,106)	4,664

Net cash provided by (used in) operating activities	303,531	114,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	19,600	13,020
Purchases of property and equipment	(105,497)	(133,147)
Insurance recoveries related to property and equipment	4,000	—

Net cash provided by (used in) investing activities	(81,897)	(120,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancing	—	854,485
Proceeds from debt borrowings	898,450	1,303,000
Payment for debt financing costs and fees	(421)	(29,376)
Principal payments on debt and capital leases	(954,157)	(1,847,677)
Repurchase of senior subordinated notes	—	(375,144)
Proceeds from parent company stock sales	197	475
Parent company common stock repurchased	(603)	(5,250)

Net cash provided by (used in) financing activities	(56,534)	(99,487)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	165,100	(105,263)
CASH AND CASH EQUIVALENTS – Beginning of period	179,744	242,457

CASH AND CASH EQUIVALENTS – End of period	$344,844	$137,194

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$238,900	$256,827
Income taxes (refunded) paid – net	(14)	209
Property and equipment purchases included in accounts payable	12,935	14,245
Capital lease additions	96,730	77,785
Receivable for insurance recoveries related to property and equipment	1,209	—

See Notes to Unaudited Consolidated Financial Statements.

US FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	OVERVIEW AND BASIS OF PRESENTATION

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

Proposed Acquisition by Sysco — On December 8, 2013, our parent company USF Holding Corp., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sysco Corporation, a Delaware corporation (“Sysco”); Scorpion Corporation I, Inc., a Delaware corporation and a wholly owned subsidiary of Sysco (“Merger Sub One”); and Scorpion Company II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Sysco, through which Sysco will acquire USF Holding Corp. (the “Acquisition”) on the terms and subject to the conditions set forth in the Merger Agreement. The aggregate purchase price will consist of $500 million in cash and approximately $3 billion in Sysco’s common stock, subject to possible downward adjustment pursuant to the Merger Agreement. It is anticipated that the transaction will close during the fourth quarter of this calendar year. The closing is subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On February 18, 2014, US Foods and Sysco received a request for additional information and documentary materials from the Federal Trade Commission (the “FTC”) in connection with the Acquisition and the companies continue to work closely and cooperatively with the FTC as it conducts its review of the proposed merger. If the Merger Agreement is terminated because the required antitrust approvals cannot be obtained, or if the Acquisition does not close by a date as specified in the Merger Agreement, in certain circumstances Sysco will be required to pay our parent company, USF Holding Corp., a termination fee of $300 million.

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

On September 23, 2014, US Foods notified the holders of the Senior Notes, of its intent to redeem the entire $1,350 million aggregate principal of the Senior Notes at an amount equal to 106.375% plus accrued interest. Redemption is to take place on or after October 23, 2014, but not later than November 22, 2014, subject to satisfaction of certain conditions and contingencies, primarily consummation of the Acquisition and receipt by US Foods of funds to redeem the Senior Notes in full. If these conditions and contingencies are not satisfied by November 22, 2014, this redemption will not occur. In addition, whether or not the redemption conditions are satisfied by the redemption date, US Foods has reserved the right to take any other actions with respect to the Senior Notes, including redeeming the Senior Notes at a later date.

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

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This method “links” current costs to original costs in the base year when the Company adopted LIFO. At September 27, 2014, and December 28, 2013, the LIFO balance sheet reserves were $217 million and $148 million, respectively. As a result of changes in LIFO reserves, Cost of goods sold increased $21 million and decreased $1 million in the 13-week periods ended September 27, 2014 and September 28, 2013, respectively, and increased $69 million and $7 million in the 39-weeks ended September 27, 2014 and September 28, 2013, respectively.

Property and Equipment — Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. At September 27, 2014 and December 28, 2013, Property and equipment-net included accumulated depreciation of $1,259 million and $1,093 million, respectively. Depreciation expense was $67 million and $59 million for the 13-weeks ended September 27, 2014 and September 28, 2013, respectively, and $197 million and $176 million for the 39-weeks ended September 27, 2014 and September 28, 2013, respectively.

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

Certain prior year acquisitions involve contingent consideration in the event certain operating results are achieved over periods of up to two years. As of September 27, 2014 and December 28, 2013, the Company has accrued $2 million of contingent consideration relating to acquisitions.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2016, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will be introduced into the FASB’s Accounting Standards Codification as Topic 606. Topic 606 replaces Topic 605, the previous revenue recognition guidance. The new standard core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The new standard will be effective for USF in the first quarter of 2017, with early adoption not permitted. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact of this ASU and has not yet selected an implementation approach.

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

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 27, 2014 and December 28, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$228,200	$—	$—	$228,200

Balance at September 27, 2014	$228,200	$—	$—	$228,200

Recurring fair value measurements:
Money market funds	$64,100	$—	$—	$64,100

Balance at December 28, 2013	$64,100	$—	$—	$64,100

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$4,800	$4,800

Balance at September 27, 2014	$—	$—	$4,800	$4,800

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$10,930	$10,930

Balance at December 28, 2013	$—	$—	$10,930	$10,930

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with an original maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy. The Company had money market funds of $228 million and $64 million at September 27, 2014 and December 28, 2013, respectively.

Nonrecurring Fair Value Measurements

Property and Equipment

Property and equipment held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company estimates the fair value of various properties for purposes of recording necessary impairment charges. We estimate fair value based on information received from real estate brokers. In the second quarter of 2014, the Company recorded a tangible asset impairment charge of $3 million, offset by insurance recoveries, as a result of tornado damage to a distribution facility. See Note 15 – Commitments and Contingencies. No impairments to the Company’s property and equipment were recognized during 2013.

Assets Held for Sale

The Company is required to record Assets held for sale at the lesser of the depreciated carrying amount or estimated fair value less cost to sell. Certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million in each of the 39-week periods ended September 27, 2014 and September 28, 2013. Fair value of properties was estimated by the Company based on information received from real estate brokers.

The amounts included in the tables above, classified under Level 3 within the fair value hierarchy, represent the estimated fair values of those properties that became the new carrying amounts at the time the impairments were recorded.

Other Fair Value Measurements

The carrying value of cash, restricted cash, accounts receivable, bank checks outstanding, accounts payable, accrued expenses and contingent consideration payable for business acquisitions approximate their fair values due to their short-term maturities.

The fair value of total debt approximated $4.9 billion, as compared to its aggregate carrying value of $4.8 billion as of September 27, 2014 and December 28, 2013. Fair value of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk. The fair value of the Company’s 8.5% Senior Notes, classified under Level 2 of the fair value hierarchy, was $1.4 billion and $1.5 billion at September 27, 2014 and December 28, 2013, respectively. Fair value was based upon the closing market price at the end of the reporting period. See Note 9—Debt for a further description of the Senior Notes.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing program (“2012 ABS Facility”), the Company and certain of its subsidiaries sell—on a revolving basis—their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). This subsidiary, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral to cover the shortfall or, in lieu of providing cash collateral to cover the shortfall, it can pay down its borrowings on the 2012 ABS Facility. Due to sufficient eligible receivables available as collateral, no cash collateral was held at September 27, 2014 or December 28, 2013.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $686 million at September 27, 2014 and December 28, 2013. Included in the Company’s accounts receivable balance as of September 27, 2014 and December 28, 2013 were $1,016 million and $930 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 9—Debt for a further description of the 2012 ABS Facility.

6.	RESTRICTED CASH

The Company had $6 million and $7 million of restricted cash included in the Company’s Consolidated Balance Sheets in Other assets at September 27, 2014 and December 28, 2013, respectively. This restricted cash primarily represented security deposits and escrow amounts related to certain properties collateralizing the commercial mortgage-backed securities loan facility (“CMBS Fixed Facility”). See Note 9—Debt for a further description of the CMBS Fixed Facility.

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

Customer relationship intangible assets have definite lives, so they are carried at the acquired fair value less accumulated amortization. Customer relationship intangible assets are amortized over the estimated useful lives (four to ten years). Amortization expense was $38 million and $37 million for the 13-weeks ended September 27, 2014 and September 28, 2013, respectively, and $113 million and $111 million for the 39-weeks ended September 27, 2014 and September 28, 2013, respectively.

Goodwill and Other intangibles, net, consisted of the following (in thousands):

	September 27,	December 28,
	2014	2013
Goodwill	$3,835,477	$3,835,477

Other intangibles — net
Customer relationships — amortizable:
Gross carrying amount	$1,376,094	$1,377,663
Accumulated amortization	(989,137)	(877,396)

Net carrying value	386,957	500,267

Noncompete agreement — amortizable:
Gross carrying amount	800	800
Accumulated amortization	(147)	(27)

Net carrying value	653	773

Brand names and trademarks — not amortizing	252,800	252,800

Total Other intangibles — net	$640,410	$753,840

The 2014 decrease in the gross carrying amount of customer relationships is attributable to the write off of fully amortized intangible assets relating to a 2008 business acquisition.

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

The Company completed its most recent annual impairment assessment for goodwill and its portfolio of brand names and trademarks, the indefinite-lived intangible assets on June 30, 2014—the first day of fiscal 2014 third quarter—with no impairments noted.

For goodwill, the reporting unit used in assessing impairment is our one business segment as described in Note 17—Business Segment Information. Our assessment for impairment of goodwill utilized a combination of discounted cash flow analysis, comparative market multiples and comparative market transaction multiples. The results from each of the models are then weighted and combined into a single estimate of fair value for our reporting unit. The Company uses a weighting of 50%, 35% and 15% for the discounted cash flow analysis, comparative market multiples and comparative market transaction multiples, respectively, to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value of the reporting unit exceeds its fair value, we must then perform a comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon our fiscal 2014 annual goodwill impairment analysis, we believe the fair value of the Company’s reporting unit exceeded its carrying value.

Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a relief from royalty method. The fair value of the intangible asset is determined for comparison to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based upon our fiscal 2014 annual impairment analysis, we believe the fair value of the Company’s brand name and trademark exceeded its carrying value.

Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of our impairment analysis.

8.	ASSETS HELD FOR SALE

The Company classifies its closed facilities as Assets held for sale at the time management commits to a plan to sell the facility and it is unlikely the plan will be changed, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as Assets held for sale for more than one year as the Company continues to actively market the facilities at reasonable prices. For all properties held for sale, the Company has exited operations from the facilities and, thus, the properties are no longer productive assets. Further, the Company has no history of changing its plan to dispose of a facility once the decision has been made. At September 27, 2014 and December 28, 2013, $3 million and $10 million, respectively, of closed facilities were included in Assets held for sale for more than one year.

The change in Assets held for sale for the 39-weeks ended September 27, 2014 was as follows (in thousands):

Balance at beginning of period	$14,554
Transfers in	6,569
Assets sold	(11,033)
Tangible asset impairment charges	(1,580)

Balance at end of the period	$8,510

During 2014, four distribution facilities were closed and reclassified to Assets held for sale. Additionally four facilities classified as Assets held for sale were sold for proceeds of $15 million. The Company recognized a net gain of $4 million on sold facilities in 2014.

As discussed in Note 4—Fair Value Measurements, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million in each of the 39-week periods ended September 27, 2014 and September 28, 2013.

9.	DEBT

The Company’s debt consisted of the following (dollars in thousands):

Debt Description	Contractual Maturity	Interest Rate at September 27, 2014	September 27, 2014	December 28, 2013
ABL Facility	May 11, 2016	—	$—	$20,000
2012 ABS Facility	May 11, 2016	1.20%	686,000	686,000
Amended 2011 Term Loan	March 31, 2019	4.50	2,079,000	2,094,750
Senior Notes	June 30, 2019	8.50	1,350,000	1,350,000
CMBS Fixed Facility	August 1, 2017	6.38	472,391	472,391
Obligations under capital leases	2018–2025	3.34 - 6.25	195,299	116,662
Other debt	2018–2031	5.75 - 9.00	11,881	12,359

Total debt			4,794,571	4,752,162
Add unamortized premium			15,814	18,311
Less current portion of long-term debt			(46,323)	(35,225)

Long-term debt			$4,764,062	$4,735,248

At September 27, 2014, $2,030 million of the total debt was at a fixed rate and $2,765 million was at a floating rate.

Revolving Credit Agreement

The Company’s asset backed senior secured revolving loan facility (“ABL Facility”) provides for loans of up to $1,100 million, with its capacity limited by borrowing base calculations. As of September 27, 2014, the Company had no outstanding borrowings, but had issued Letters of Credit totaling $281 million under the ABL Facility. Outstanding Letters of Credit included 1) $88 million issued in favor of Ahold to secure their contingent exposure under guarantees of our obligations with respect to certain leases, 2) $183 million issued in favor of certain commercial insurers securing our obligations with respect to our self-insurance program, and 3) letters of credit of $10 million for other obligations. There was available capacity on the ABL Facility of $819 million at September 27, 2014, according to the borrowing base calculation. As of September 27, 2014, on borrowings up to $75 million, the Company can periodically elect to pay interest at Prime plus 2.25% or LIBOR plus 3.25%. On borrowings in excess of $75 million, the Company can periodically elect to pay interest at Prime plus 1.00% or LIBOR plus 2.00%. The ABL facility also carries letter of credit fees of 2.00% and an unused commitment fee of 0.25%.

Accounts Receivable Financing Program

Under the 2012 ABS Facility—which replaced the Company’s prior accounts receivable securitization—the Company and certain of its subsidiaries sell—on a revolving basis—their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary of the Company (the “Receivables Company”). This subsidiary, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $686 million at September 27, 2014. The Company, at its option, can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $83 million at September 27, 2014 based on eligible receivables as collateral. The portion of the loan held by the lenders who fund the loan with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper, plus 1% and an unused commitment fee of 0.35%. The portion of the loan held by lenders that do not fund the loan with commercial paper bears interest at LIBOR plus 1% and an unused commitment fee of 0.35%. See Note 5—Accounts Receivable Financing Program for a further description of the Company’s Accounts Receivable Financing Program.

On August 8, 2014, the 2012 ABS Facility was amended whereby the maturity date was extended from August 27, 2015 to the earlier of August 5, 2016, or the termination date of the ABL Facility, currently May 11, 2016. The interest rate on outstanding borrowings was reduced 25 basis points. The Company incurred less than $1 million of costs and fees related to the 2012 ABS Facility amendment.

Term Loan Agreement

The Company’s senior secured term loan (“Amended 2011 Term Loan”) consisted of a senior secured term loan with outstanding borrowings of $2,079 million at September 27, 2014. The Amended 2011 Term Loan bears interest equal to Prime plus 2.5%, or LIBOR plus 3.5%, with a LIBOR floor of 1.0%, based on a periodic election of the interest rate by the Company. Principal repayments of $5 million are payable quarterly with the balance due at maturity. The Amended 2011 Term Loan may require mandatory repayments if certain assets are sold, or based on excess cash flow generated by the Company, as defined in the agreement. The interest rate on the Amended 2011 Term Loan was 4.5%—the LIBOR floor of 1.0% plus 3.5%— at September 27, 2014. At September 27, 2014, entities affiliated with KKR held $285 million of the Company’s Amended 2011 Term Loan debt.

The term loan agreement was amended in June 2013. See “2013 Debt Refinancing Transactions” discussed below.

Senior Notes

The unsecured Senior Notes, with outstanding principal of $1,350 million at September 27, 2014, bear interest at 8.5%. There was unamortized issue premium associated with the Senior Notes issuances of $16 million at September 27, 2014. This is amortized as a decrease to Interest expense over the remaining life of the debt facility. At September 27, 2014, entities affiliated with KKR held $2 million of the Company’s Senior Notes.

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

On September 23, 2014, US Foods notified the holders of the Senior Notes, of its intent to redeem the entire $1,350 million aggregate principal of the Senior Notes at an amount equal to 106.375% plus accrued interest. Redemption is to take place on or after October 23, 2014, but not later than November 22, 2014, subject to satisfaction of certain conditions and contingencies, primarily consummation of the Acquisition and receipt by US Foods of funds to redeem the Senior Notes in full. If these conditions and contingencies are not satisfied by November 22, 2014, this redemption will not occur. In addition, whether or not the redemption conditions are satisfied by the redemption date, US Foods has reserved the right to take any other actions with respect to the Senior Notes, including redeeming the Senior Notes at a later date.

Other Debt

The CMBS Fixed Facility provides financing of $472 million and is currently secured by mortgages on 34 properties, consisting of distribution centers. The CMBS Fixed Facility bears interest at 6.38%. On May 15, 2014, the CMBS Fixed Facility was modified to permit a substitution of collateral as further discussed below in “Security Interests”.

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

The 2013 refinancing transactions resulted in a loss on extinguishment of debt of $42 million, which consisted of a $20 million Senior Subordinated Notes early redemption premium, a write-off of $13 million of unamortized debt issuance costs related to the old debt facilities, and $9 million of lender fees and third party costs related to these transactions. Unamortized debt issuance costs of $6 million related to the portion of the Term Loan refinancing accounted for as a debt modification were carried forward and will be amortized through March 31, 2019—the maturity date of the Amended 2011 Term Loan.

Refinancing Transaction Costs

The Company incurred transaction costs of $29 million related to the 2013 debt refinancing transactions costs, consisting of loan fees, arrangement fees, rating agency fees and legal fees.

Security Interests

Substantially all of our assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventories and tractors and trailers owned by the Company. The CMBS Fixed Facility is collateralized by mortgages on 34 related properties. Our obligations under the Amended 2011 Term Loan are secured by all of the capital stock of our subsidiaries, each of the direct and indirect 100% owned domestic subsidiaries (as defined in the agreements), and are secured by substantially all assets of the Company and its subsidiaries not pledged under the 2012 ABS Facility on the CMBS Fixed Facility. The Amended 2011 Term Loan has priority over certain collateral securing the ABL Facility, and it has second priority to collateral securing the ABL Facility. As of September 27, 2014, ten properties remain in a special purpose, bankruptcy remote subsidiary, and are not pledged as collateral under any of the Company’s debt agreements.

On May 15, 2014, the CMBS Fixed Facility was modified to permit the substitution of collateral primarily to allow the sale of certain of facilities that are classified as Assets held for sale. The collateral substitution consisted of an exchange of two properties for six properties that collateralized the CMBS Fixed Facility. Two of the substituted properties have been sold to unrelated parties and the other four properties are collateral securing the Amended 2011 Term Loan. The Company incurred $1 million of costs and fees related to the CMBS Fixed Loan Facility substitution transaction.

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

During 2014, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million. These charges were offset by the reversal of $2 million of excess liabilities related to an unused facility lease settlement, and excess closed facility severance costs.

During 2013, the Company incurred $3 million of severance costs, including $1 million for a multiemployer pension withdrawal liability. Additionally, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million.

A summary of the restructuring charges during the 13-weeks and the 39-weeks ended September 27, 2014 and September 28, 2013 was as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Severance and related costs	$—	$1,176	$(502)	$3,335
Facility closing costs	22	306	(1,158)	(145)
Tangible asset impairment charges	—	—	1,580	1,860

Total	$22	$1,482	$(80)	$5,050

The following table summarizes the changes in the restructuring liabilities for the 39-weeks ended September 27, 2014 (in thousands):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total
Balance at December 28, 2013	$69,072	$2,146	$71,218
Current period charges	82	—	82
Change in estimate	(584)	(1,158)	(1,742)
Payments and usage — net of accretion	(9,860)	(511)	(10,371)

Balance at September 27, 2014	$58,710	$477	$59,187

The $59 million of restructuring liabilities as of September 27, 2014 for severance and related costs includes $53 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031 at effective interest rates ranging from 5.9% to 6.7%.

11.	RELATED PARTY TRANSACTIONS

The Company pays a monthly management fee of $0.8 million to investment funds associated with or designated by the Sponsors. For each of the 13-weeks ended September 27, 2014 and September 28, 2013, the Company recorded management fees and related expenses of $3 million. For each of the 39-weeks ended September 27, 2014 and September 28, 2013, the Company recorded management fees and related expenses of $8 million. These were reported as Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income (Loss).

As discussed in Note 9—Debt, entities affiliated with the Sponsors hold various positions in some of our debt facilities and participated in our 2013 refinancing transactions. At September 27, 2014, entities affiliated with KKR held $287 million in aggregate principal of the Company’s debt facilities. At September 27, 2014, entities affiliated with CD&R had no holdings of the Company’s debt facilities. Entities affiliated with KKR received transaction fees of $2 million for services related to the 2013 debt refinancing transactions.

Also as discussed in Note 9—Debt, the Senior Note Indenture was amended in the fourth quarter of 2013 so that the proposed Acquisition by Sysco will not constitute a “Change of Control”. Sysco paid $3.4 million in consent fees to the holders of the Senior Notes in December 2013 on behalf of the Company in connection with this amendment.

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

The components of net pension and other post retirement benefit costs for Company sponsored defined benefit plans for the periods presented were as follows (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	September 27,	September 28,	September 27,		September 28,
	2014	2013	2014		2013
Service cost	$6,830	$8,357	$19		$39
Interest cost	9,324	8,485	80		107
Expected return on plan assets	(11,849)	(10,538)	—		—
Amortization of prior service cost (credit)	50	50	(84	)(1)	—
Amortization of net loss (gain)	574	3,387	(18	)(1)	27
Settlements	500	—	—		—

Net periodic benefit costs (credits)	$5,429	$9,741	$(3)		$173

	39-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	September 27,	September 28,	September 27,		September 28,
	2014	2013	2014		2013
Service cost	$20,490	$24,417	$59		$116
Interest cost	27,974	25,221	239		323
Expected return on plan assets	(35,547)	(31,501)	—		—
Amortization of prior service cost (credit)	149	149	(251	)(1)	—
Amortization of net loss (gain)	1,721	9,902	(56	)(1)	83
Settlements	1,500	—	—		—

Net periodic benefit costs (credits)	$16,287	$28,188	$(9)		$522

(1)	The Amortization of prior service cost (credit) and Amortization of net loss (gain) reflect prospective participant eligibility changes pursuant to a renegotiated agreement for a post retirement medical plan finalized in the first quarter of 2014.

The Company reclassified $1 million and $3 million out of Accumulated other comprehensive income (loss) to Distribution, selling and administrative costs relating to retirement benefit obligations during the 13-weeks ended September 27, 2014 and September 28, 2013, respectively. The Company reclassified $3 million and $10 million out of Accumulated other comprehensive income (loss) to Distribution, selling and administrative costs relating to retirement benefit obligations during the 39-weeks ended September 27, 2014 and September 28, 2013, respectively.

The Company contributed $39 million and $38 million to its defined benefit and other postretirement plans during the 39-weeks ended September 27, 2014 and September 28, 2013, respectively. The Company anticipates making $49 million in total contributions to its pension plans and other postretirement plans during fiscal year 2014.

13.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in Accumulated other comprehensive income (loss) by component for the periods presented as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
Accumulated Other Comprehensive Income (Loss) Components	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Defined benefit retirement plans:
Balance at beginning of period (1)	$(638)	$(118,125)	$(2,679)	$(125,642)

Other comprehensive income (loss) before reclassifications	—	—	—	—
Amortization of prior service (credit) cost (2)	(34)	50	(102)	149
Amortization of net loss (2)	556	3,414	1,665	9,985
Settlements(2)	500	—	1,500	—

Total before income tax (3)	1,022	3,464	3,063	10,134
Income tax provision (benefit)	1,194	19	1,194	(828)

Current period comprehensive income (loss), net of tax	(172)	3,445	1,869	10,962

Balance at end of period (1)	$(810)	$(114,680)	$(810)	$(114,680)

Interest rate swap derivative cash flow hedge (4):
Balance at beginning of period (1)	$—	$—	$—	$(542)

Other comprehensive income (loss) before reclassifications	—	—	—	(653)
Amounts reclassified from Other comprehensive income (loss) (5)	—	—	—	2,042

Total before income tax	—	—	—	1,389
Income tax provision (benefit)	—	—	—	847

Current period comprehensive income (loss), net of tax	—	—	—	542

Balance at end of period (1)	$—	$—	$—	$—

Accumulated Other Comprehensive Income (Loss) end of period (1)	$(810)	$(114,680)	$(810)	$(114,680)

(1)	Amounts are presented net of tax.
(2)	Included in the computation of Net periodic benefit costs. See Note 12—Retirement Plans for additional information.
(3)	Included in Distribution, selling and administration expenses in the Consolidated Statements of Comprehensive Income (Loss).
(4)	The interest rate swap derivative expired in January 2013.
(5)	Included in Interest expense–net in the Consolidated Statements of Comprehensive Income (Loss).

14.	INCOME TAXES

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

The Company estimated its annual effective tax rate to be applied to the results of the 39-weeks ended September 27, 2014 and September 28, 2013. In estimating its annual effective tax rate for the fiscal first and second quarters of 2014, the Company excluded the effects of the valuation allowance necessary as a result of the tax amortization of its goodwill and trademarks. The valuation allowance impact of the tax amortization of goodwill and trademarks has been measured discretely for these quarters to calculate the income taxes. The Company concluded that to use the forecasted annual effective tax rate, unadjusted for the effects of the valuation allowance related to the tax amortization of the goodwill and trademarks as described above would not be reliable for use in the fiscal first and second quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. At that time, the impact of including the tax goodwill and trademarks amortization in the annual effective tax rate computation, as applied to the year-to-date pre-tax loss for the period, would be distortive to the financial statements. However, for the fiscal third quarter, the Company determined that an estimate of the annual effective tax rate including the effects of the valuation allowance necessary as a result of the tax amortization of its goodwill and trademarks was a better representation of income tax expense for the 39-weeks ended September 27, 2014. Given the Company’s cumulative tax loss position, the impact of the projected current year book loss and non-deductible items is being offset by a commensurate valuation allowance adjustment within the annual effective tax rate. As a result of these considerations, management concluded that the readers of the financial statements would best benefit from a tax provision for the fiscal third quarter that reflects the estimated annual effective tax rate that includes the effects of the valuation allowance necessary as a result of the tax amortization of its goodwill and trademarks.

The valuation allowance against the net deferred tax assets was $117 million at December 28, 2013. The deferred tax assets related to federal and state net operating losses, increased $66 million during the 39-weeks ended September 27, 2014, which resulted in a $183 million total valuation allowance at September 27, 2014. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The Company recorded an income tax provision of $23 million for the 13-weeks ended September 27, 2014 compared with an income tax benefit of $6 million in the prior year period. The effective tax rate for the 13-weeks ended September 27, 2014 and September 28, 2013 of 159% and 40%, respectively, varied from the 35% federal statutory rate primarily due to an increase in the valuation allowance. During the 13-weeks ended September 27, 2014 and September 28, 2013, the valuation allowance increased $19 million and $4 million, respectively, as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

The Company recorded an income tax provision of $41 million for the 39-weeks ended September 27, 2014 compared with a $6 million income tax benefit in the prior year period. The effective tax rate for the 39-weeks ended September 27, 2014 and September 28, 2013 of 52% and 10%, respectively, varied from the 35% federal statutory rate primarily due to an increase in the valuation allowance. During the 39-weeks ended September 27, 2014 and September 28, 2013, the valuation allowance increased $66 million and $27 million, respectively, as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

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

Purchase Commitments — The Company enters into purchase orders with vendors and other parties in the ordinary course of business. Additionally, we have a limited number of purchase contracts with certain vendors that require us to buy a predetermined volume of products, which are not recorded in the Consolidated Balance Sheets. As of September 27, 2014, the Company’s purchase orders and purchase contracts with vendors, all to be delivered in 2014, were $637 million.

To minimize the Company’s fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. At September 27, 2014, the Company had diesel fuel forward purchase commitments totaling $148 million through December 2015. The Company also enters into forward purchase agreements for procuring electricity. At September 27, 2014, the Company had electricity forward purchase commitments totaling $11 million through December 2015. The Company does not measure its forward purchase commitments for fuel and electricity at fair value as the amounts contracted for are used in its operations.

Retention and Transaction Bonuses — As part of the Merger Agreement described in Note 1—Overview and Basis of Presentation, Proposed Acquisition by Sysco, the Company was given rights to offer retention and transaction bonuses to certain current employees that are integral to the successful completion of the transaction. The Company was approved to offer a maximum of $31.5 million and $10 million of retention bonuses and transaction bonuses, respectively. Additionally, the Company’s Chief Executive Officer (“CEO”) has agreed to reduce his continuation of base salary payments and bonus amounts by $3 million to be allocated at his discretion as bonuses to current employees (other than himself). The retention, transaction and other bonus payments are subject to consummation of the Acquisition and are payable on or after the transaction date. As of September 27, 2014, the Company has not and is not required to record a liability for these bonuses until the Acquisition is consummated.

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

On May 20, 2014, an agreement in principle was reached to settle the matter for $297 million which would release the Company from all claims from all participating class members in relation to these pricing practices. Also as described above, Ahold has indemnified the Company in regards to this matter and, as a consequence, payment of the settlement will be made by Ahold and will not impact the Company’s results of operations or cash flows. The settlement was preliminarily approved by the United States District Court of Connecticut on July 14, 2014 and is subject to final approval in late 2014 or early 2015. The settlement is also subject to potential reduction and/or termination based on the compensable sales volume attributable to class members that elect to opt out of the settlement. The Company has recorded a $297 million current liability and a corresponding $297 million indemnification receivable from Ahold in its September 27, 2014 Consolidated Balance Sheet to reflect the probable settlement of this matter. Based on the language in the proposed settlement agreement, public written statements of Ahold and the financial condition of Ahold, management believes that Ahold will satisfy its obligation under the indemnification agreement.

Eagan Multiemployer Pension Withdrawal Liability—In 2008, the Company completed the closure of its Eagan, Minnesota and Fairfield, Ohio divisions and recorded a liability of approximately $40 million for the related multiemployer pension withdrawal liability. In 2010, the Company received formal notice and demand for payment of a $40 million withdrawal liability, which is payable in monthly installments through November 2023. During the 2011 fiscal third quarter, the Company was assessed an additional $17 million multiemployer pension withdrawal liability for the Eagan facility. The parties agreed to arbitrate this matter, and discovery began during the fiscal third quarter of 2012. The parties engaged in good faith settlement negotiations during the fiscal third and fourth quarters of 2013. The negotiations reached an unexpected impasse and ceased in December 2013. The arbitration and related discovery were stayed pending settlement negotiations. The arbitrator ruled that the only contested issue is a legal question and has ordered the parties to submit cross motions for summary judgment. The parties must submit briefs by the end of October 2014. Thereafter, the arbitrator will issue an interim award. Discovery is stayed pending the arbitrator’s ruling. The Company believes it has meritorious defenses against the assessment for the additional pension withdrawal liability. The Company does not believe, at this time, that a loss from such obligation is probable and, accordingly, no liability has been recorded. However, it is reasonably possible the Company may ultimately be required to pay an amount up to $17 million.

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

Insurance Recoveries—Tornado Loss—On April 28, 2014, a tornado damaged a distribution facility and its contents, including building improvements, equipment and inventory. In order to service customers, business from the damaged facility was reassigned to other Company distribution facilities. The Company has insurance coverage on the distribution facility and its contents, as well as business interruption insurance. The Company’s insurance policies provide for recoveries of the damaged property at replacement value and the damaged inventory at the greater of 1) expected selling price less unincurred selling costs or 2) cost plus 10%. Discussions are underway with the insurance carrier regarding the Company’s claims on the loss of the building and its contents, and the loss related to the business interruption. Anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. Anticipated insurance recoveries in excess of net book value of the damaged property and inventory will not be recorded until all contingencies relating to the claim have been resolved. The timing of and amounts of ultimate insurance recoveries is not known at this time.

As a result of the tornado damage, the Company recorded a tangible asset impairment charge of $3 million and a net charge to cost of goods sold of $14 million for damaged inventory. In addition, the Company has incurred costs of $2 million for the 39-weeks ended September 27, 2014, including debris removal and clean-up costs, subject to coverage under its insurance policies. At September 27, 2014, these charges are offset by $10 million of initial advance payments received from insurance carriers and a receivable for insurance recoveries of $9 million that the Company has deemed as probable of recovery. The Company has classified the $4 million of insurance recoveries related to the damaged distribution facility assets as cash flows from investing activities and the $6 million of insurance recoveries related to damaged inventory and other costs incurred as cash flows from operating activities in its consolidated statement of cash flows.

In addition, the Company has incurred costs of $9 million for the 39-weeks ended September 27, 2014 subject to coverage under the business interruption portion of its insurance policy.

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

	Condensed Consolidating Balance Sheet September 27, 2014 (in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable-net	$316,377	$35,175	$1,000,246	$—	$1,351,798
Inventories-net	1,066,609	53,137	—	—	1,119,746
Other current assets	807,756	8,296	78,339	—	894,391
Property and equipment-net	913,887	90,361	731,370	—	1,735,618
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles-net	640,410	—	—	—	640,410
Investments in subsidiaries	1,366,404	—	—	(1,366,404)	—
Intercompany receivables	—	661,826	—	(661,826)	—
Other assets	56,270	10	31,717	(23,200)	64,797

Total assets	$9,003,190	$848,805	$1,841,672	$(2,051,430)	$9,642,237

Accounts payable	$1,335,936	$43,939	$—	$—	$1,379,875
Other current liabilities	961,776	17,828	3,494	—	983,098
Long-term debt	3,573,769	31,902	1,158,391	—	4,764,062
Intercompany payables	599,022	—	62,804	(661,826)	—
Other liabilities	761,124	—	5,715	(23,200)	743,639
Shareholder’s equity	1,771,563	755,136	611,268	(1,366,404)	1,771,563

Total liabilities and shareholder’s equity	$9,003,190	$848,805	$1,841,672	$(2,051,430)	$9,642,237

	Condensed Consolidating Balance Sheet
	December 28, 2013
	(in thousands)
	US Foods, Inc	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable—net	$281,242	$30,023	$914,454	$—	$1,225,719
Inventories—net	1,103,180	58,378	—	—	1,161,558
Other current assets	299,053	6,989	81,422	—	387,464
Property and equipment—net	881,110	88,150	779,235	—	1,748,495
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles—net	753,840	—	—	—	753,840
Investments in subsidiaries	1,341,633	—	—	(1,341,633)	—
Intercompany receivables	—	614,377	—	(614,377)	—
Other assets	63,461	10	32,753	(23,200)	73,024

Total assets	$8,558,996	$797,927	$1,807,864	$(1,979,210)	$9,185,577

Accounts payable	$1,145,381	$36,071	$—	$—	$1,181,452
Other current liabilities	624,189	16,212	3,828	—	644,229
Long-term debt	3,554,812	22,045	1,158,391	—	4,735,248
Intercompany payables	592,482	—	21,895	(614,377)	—
Other liabilities	760,445	—	5,716	(23,200)	742,961
Shareholder’s equity	1,881,687	723,599	618,034	(1,341,633)	1,881,687

Total liabilities and shareholder’s equity	$8,558,996	$797,927	$1,807,864	$(1,979,210)	$9,185,577

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	13-Weeks Ended September 27, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,757,603	$153,887	$23,749	$(23,749)	$5,911,490
Cost of goods sold	4,827,173	123,488	—	—	4,950,661

Gross profit	930,430	30,399	23,749	(23,749)	960,829
Operating expenses:
Distribution, selling and administrative	897,438	23,991	10,935	(28,746)	903,618
Restructuring and tangible asset impairment charges	22	—	—	—	22

Total operating expenses	897,460	23,991	10,935	(28,746)	903,640

Operating income	32,970	6,408	12,814	4,997	57,189
Interest expense—net	59,965	449	11,018	—	71,432
Other expense (income)—net	27,758	(4,997)	(27,758)	4,997	—

Income (loss) before income taxes	(54,753)	10,956	29,554	—	(14,243)
Income tax provision (benefit)	14,441	—	8,187	—	22,628
Equity in earnings of subsidiaries	32,323	—	—	(32,323)	—

Net income (loss)	(36,871)	10,956	21,367	(32,323)	(36,871)
Other comprehensive income (loss)	(172)	—	—	—	(172)

Comprehensive income (loss)	$(37,043)	$10,956	$21,367	$(32,323)	$(37,043)

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	13-Weeks Ended September 28, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,546,482	$140,230	$23,176	$(23,176)	$5,686,712
Cost of goods sold	4,605,544	110,709	—	—	4,716,253

Gross profit	940,938	29,521	23,176	(23,176)	970,459
Operating expenses:
Distribution, selling and administrative	868,576	23,646	15,420	(27,524)	880,118
Restructuring and tangible asset impairment charges	1,482	—	—	—	1,482

Total operating expenses	870,058	23,646	15,420	(27,524)	881,600

Operating income	70,880	5,875	7,756	4,348	88,859
Interest expense — net	61,561	199	11,018	—	72,778
Other expense (income) — net	26,867	(4,348)	(26,867)	4,348	—

Income (loss) before income taxes	(17,548)	10,024	23,605	—	16,081
Income tax provision (benefit)	(14,108)	—	7,750	—	(6,358)
Equity in earnings of subsidiaries	25,879	—	—	(25,879)	—

Net income (loss)	22,439	10,024	15,855	(25,879)	22,439
Other comprehensive income (loss)	3,445	—	—	—	3,445

Comprehensive income (loss)	$25,884	$10,024	$15,855	$(25,879)	$25,884

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	39-Weeks Ended September 27, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$16,807,339	$458,730	$71,813	$(71,813)	$17,266,069
Cost of goods sold	14,080,902	365,404	—	—	14,446,306

Gross profit	2,726,437	93,326	71,813	(71,813)	2,819,763
Operating expenses:
Distribution, selling and administrative	2,659,179	71,523	36,887	(86,373)	2,681,216
Restructuring and tangible asset impairment charges	(160)	—	80	—	(80)

Total operating expenses	2,659,019	71,523	36,967	(86,373)	2,681,136

Operating income	67,418	21,803	34,846	14,560	138,627
Interest expense—net	182,812	1,220	34,204	—	218,236
Other expense (income)—net	81,328	(14,560)	(81,328)	14,560	—

Income (loss) before income taxes	(196,722)	35,143	81,970	—	(79,609)
Income tax provision (benefit)	17,565	—	23,586	—	41,151
Equity in earnings of subsidiaries	93,527	—	—	(93,527)	—

Net income (loss)	(120,760)	35,143	58,384	(93,527)	(120,760)
Other comprehensive income (loss)	1,869	—	—	—	1,869

Comprehensive income (loss)	$(118,891)	$35,143	$58,384	$(93,527)	$(118,891)

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	39-Weeks Ended September 28, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$16,326,932	$423,450	$70,194	$(70,194)	$16,750,382
Cost of goods sold	13,562,912	336,057	—	—	13,898,969

Gross profit	2,764,020	87,393	70,194	(70,194)	2,851,413
Operating expenses:
Distribution, selling and administrative	2,602,661	69,907	44,970	(83,603)	2,633,935
Restructuring and tangible asset impairment charges	3,660	—	1,390	—	5,050

Total operating expenses	2,606,321	69,907	46,360	(83,603)	2,638,985

Operating income	157,699	17,486	23,834	13,409	212,428
Interest expense — net	199,200	501	33,425	—	233,126
Loss on extinguishment of debt	41,796	—	—	—	41,796
Other expense (income) — net	81,715	(13,409)	(81,715)	13,409	—

Income (loss) before income taxes	(165,012)	30,394	72,124	—	(62,494)
Income tax provision (benefit)	(29,769)	—	23,536	—	(6,233)
Equity in earnings of subsidiaries	78,982	—	—	(78,982)	—

Net income (loss)	(56,261)	30,394	48,588	(78,982)	(56,261)
Other comprehensive income (loss)	11,504	—	—	—	11,504

Comprehensive income (loss)	$(44,757)	$30,394	$48,588	$(78,982)	$(44,757)

	Condensed Consolidating Statement of Cash Flows
	39-Weeks Ended September 27, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$272,905	$10,978	$19,648	$303,531

Cash flows from investing activities:
Proceeds from sales of property and equipment	7,934	—	11,666	19,600
Purchases of property and equipment	(98,631)	(6,845)	(21)	(105,497)
Insurance recovery	4,000	—	—	4,000

Net cash provided by (used in) investing activities	(86,697)	(6,845)	11,645	(81,897)

Cash flows from financing activities:
Proceeds from debt borrowings	898,410	—	40	898,450
Payment for debt financing costs	—	—	(421)	(421)
Principal payments on debt and capital leases	(950,505)	(3,612)	(40)	(954,157)
Capital contributions (distributions)	30,872	—	(30,872)	—
Proceeds from parent company common stock sales	197	—	—	197
Parent company common stock repurchased	(603)	—	—	(603)

Net cash provided by (used in) financing activities	(21,629)	(3,612)	(31,293)	(56,534)

Net increase in cash and cash equivalents	164,579	521	—	165,100
Cash and cash equivalents—beginning of period	178,872	872	—	179,744

Cash and cash equivalents—end of period	$343,451	$1,393	$—	$344,844

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	39-Weeks Ended September 28, 2013
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$88,417	$5,958	$19,976	$114,351

Cash flows from investing activities:
Proceeds from sales of property and equipment	6,033	—	6,987	13,020
Purchases of property and equipment	(128,058)	(5,089)	—	(133,147)

Net cash provided by (used in) investing activities	(122,025)	(5,089)	6,987	(120,127)

Cash flows from financing activities:
Proceeds from debt refinancing	854,485	—		854,485
Proceeds from other borrowings	1,303,000	—	—	1,303,000
Payment for debt financing costs	(29,376)	—	—	(29,376)
Principal payments on debt and capital leases	(1,846,286)	(1,391)	—	(1,847,677)
Repurchase of senior subordinated notes	(375,144)	—	—	(375,144)
Capital contributions (distributions)	26,963	—	(26,963)	—
Proceeds from parent company common stock sales	475	—	—	475
Parent company common stock repurchased	(5,250)	—	—	(5,250)

Net cash provided by (used in) financing activities	(71,133)	(1,391)	(26,963)	(99,487)

Net decrease in cash and cash equivalents	(104,741)	(522)	—	(105,263)
Cash and cash equivalents — beginning of period	240,902	1,555	—	242,457

Cash and cash equivalents — end of period	$136,161	$1,033	$—	$137,194

17.	BUSINESS SEGMENT INFORMATION

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

The measure used by the CODM to assess operating performance is Adjusted EBITDA. Adjusted EBITDA is defined as Net income (loss), plus Interest expense – net, Income tax provision (benefit), and depreciation and amortization and adjusted for 1) Sponsor fees; 2) Restructuring and tangible and intangible asset impairment charges; 3) share-based compensation expense; 4) other gains, losses or charges as permitted under the Company’s debt agreements; and 5) the non-cash impact of LIFO adjustments. Costs to optimize and transform our business are noted as business transformation costs in the table below and are added to EBITDA in arriving at Adjusted EBITDA as permitted under the Company’s debt agreements. Business transformation costs include costs related to functionalization and significant process and systems redesign in the Company’s replenishment and category management functions; company rebranding; cash & carry retail store strategy; and implementation and process and system redesign related to the Company’s sales model.

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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net income (loss) for the periods indicated (in thousands):

	13-Weeks Ended		39-Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Adjusted EBITDA	$219,572	$216,619	$626,166	$599,201
Adjustments:
Sponsor fees (1)	(2,514)	(2,606)	(7,911)	(7,771)
Restructuring and tangible asset impairment charges (2)	(22)	(1,482)	80	(5,050)
Share-based compensation expense (3)	(2,975)	(3,887)	(9,173)	(9,784)
LIFO reserve change (4)	(20,567)	837	(69,245)	(6,526)
Loss on extinguishment of debt (5)	—	—	—	(41,796)
Business transformation costs (6)	(13,776)	(15,156)	(40,439)	(43,700)
Sysco merger costs (7)	(7,315)	—	(27,037)	—
Other (8)	(10,205)	(9,211)	(23,756)	(26,675)

EBITDA	162,198	185,114	448,685	457,899
Interest expense, net	(71,432)	(72,778)	(218,236)	(233,126)
Income tax (provision) benefit	(22,628)	6,358	(41,151)	6,233
Depreciation and amortization expense	(105,009)	(96,255)	(310,058)	(287,267)

Net income (loss)	$(36,871)	$22,439	$(120,760)	$(56,261)

(1)	Consists of management fees paid to the Sponsors.
(2)	Primarily consists of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for vesting of USF Holding Corp. stock option awards, restricted stock and restricted stock units.
(4)	Consists of changes in the LIFO reserve.
(5)	Includes fees paid to debt holders, third party costs, early redemption premium, and the write off of old debt facility unamortized debt issuance costs. See Note 9—Debt for a further description of 2013 debt refinancing transactions.
(6)	Consists primarily of costs related to functionalization and significant process and systems redesign.
(7)	Consists of direct and incremental costs related to the Acquisition.
(8)	Other includes gains, losses or charges as specified under the Company’s debt agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto for the quarter ended September 27, 2014 and the consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K, as filed with the SEC. This discussion of our results includes certain non-GAAP financial measures. We believe these provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed in the Non-GAAP Reconciliations below.

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

The foodservice market is highly competitive and fragmented, with intense competition and modest demand growth. During the remainder of 2014 and into 2015, we expect continued pressures on consumer spending and competition. Because we do not anticipate any material improvement in the demand for foodservice, we will likely see modest demand growth. We will remain focused on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.

Proposed Acquisition by Sysco

Merger Agreement

On December 8, 2013, our parent company USF Holding Corp., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sysco Corporation, a Delaware corporation (“Sysco”); Scorpion Corporation I, Inc., a Delaware corporation and a wholly owned subsidiary of Sysco (“Merger Sub One”); and Scorpion Company II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Sysco, through which Sysco will acquire USF Holding Corp. (the “Acquisition”) on terms and subject to the conditions set forth in the Merger Agreement. The aggregate purchase price will consist of $500 million in cash and approximately $3 billion in Sysco’s common stock, subject to possible downward adjustment pursuant to the Merger Agreement. It is anticipated that the transaction will close during the fourth quarter of this calendar year. The closing is subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On February 18, 2014, US Foods and Sysco received a request for additional documentary materials from the Federal Trade Commission (the “FTC”) in connection with the Acquisition and the companies continue to work closely and cooperatively with the FTC as it conducts its review of the proposed merger. If the Merger Agreement is terminated because the required antitrust approvals cannot be obtained, or if the Acquisition does not close by a date as specified in the Merger Agreement, in certain circumstances Sysco will be required to pay our parent company, USF Holding Corp., a termination fee of $300 million.

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

On September 23, 2014, US Foods notified the holders of the Senior Notes, of its intent to redeem the entire $1,350 million aggregate principal of the Senior Notes at an amount equal to 106.375% plus accrued interest. Redemption is to take place on or after October 23, 2014, but not later than November 22, 2014, subject to satisfaction of certain conditions and contingencies, primarily consummation of the Acquisition and receipt by US Foods of funds to redeem the Senior Notes in full. If these conditions and contingencies are not satisfied by November 22, 2014, this redemption will not occur. In addition, whether or not the redemption conditions are satisfied by the redemption date, US Foods has reserved the right to take any other actions with respect to the Senior Notes, including redeeming the Senior Notes at a later date.

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

Selected Historical Results of Operations

The following table presents selected historical results of operations of our business for the periods indicated:

	13-Weeks Ended		39-Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	(in millions)		(in millions)
Consolidated Statement of Operations:
Net sales	$5,911	$5,687	$17,266	$16,750
Cost of goods sold	4,950	4,716	14,446	13,899

Gross profit	961	971	2,820	2,851
Operating expenses:
Distribution, selling and administrative costs	904	881	2,681	2,634
Restructuring and tangible asset impairment charges	—	1	—	5

Total operating expenses	904	882	2,681	2,639

Operating income	57	89	139	212
Interest expense, net	71	73	219	233
Loss on extinguishment of debt	—	—	—	42

Income (loss) before income taxes	(14)	16	(80)	(62)
Income tax provision (benefit)	23	(6)	41	(6)

Net income (loss)	$(37)	$22	$(121)	$(56)

Other Data:
EBITDA (1)	$162	$185	$449	$458
Adjusted EBITDA (1)	$220	$217	$626	$599

(1)	EBITDA and Adjusted EBITDA are measures used by management to measure operating performance. EBITDA is defined as Net income (loss), plus Interest expense – net, Income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees; 2) Restructuring and tangible and intangible asset impairment charges; 3) share-based compensation expense; 4) other gains, losses, or charges as specified under our debt agreements; and 5) the non-cash impact of LIFO adjustments. EBITDA and Adjusted EBITDA, as presented in the Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by—or presented in accordance with—accounting principles generally accepted in the United States of America (“GAAP”). They are not measurements of our performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity.

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

Costs to optimize our business were also added back to EBITDA to arrive at Adjusted EBITDA. These business transformation costs included third party and duplicate or incremental costs. Those items are related to functionalizing and optimizing our processes and systems in areas such as replenishment and category management functions; company rebranding; cash & carry retail store strategy; and implementation and process and system redesign related to the Company’s sales model.

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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net income (loss) for the periods indicated:

	13-Weeks Ended		39-Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions)		(in millions)
Net income (loss)	$(37)	$22	$(121)	$(56)
Interest expense, net	71	73	219	233
Income tax provision (benefit)	23	(6)	41	(6)
Depreciation and amortization expense	105	96	310	287

EBITDA	162	185	449	458
Adjustments:
Sponsor fees (1)	3	3	8	8
Restructuring and tangible asset impairment charges (2)	—	1	—	5
Share-based compensation expense (3)	3	3	9	9
LIFO reserve change (4)	21	(1)	69	7
Loss on extinguishment of debt (5)	—	—	—	42
Business transformation costs (6)	14	16	40	44
Sysco merger costs (7)	7	—	27	—
Other (8)	10	10	24	26

Adjusted EBITDA	$220	$217	$626	$599

(1)	Consists of management fees paid to the Sponsors.
(2)	Primarily consists of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for vesting of USF Holding Corp. stock option awards, restricted stock and restricted stock units.
(4)	Consists of changes in the LIFO reserve.
(5)	Includes fees paid to debt holders, third party costs, early redemption premium, and the write off of old debt facility unamortized debt issuance costs. See Note 9—Debt for a further description of debt refinancing transactions.
(6)	Consists primarily of costs related to functionalization and significant process and systems redesign.
(7)	Consists of direct and incremental costs related to the Acquisition.
(8)	Other includes gains, losses or charges as specified under the Company’s debt agreements.

Comparison of Results

13-Weeks Ended September 27, 2014 and September 28, 2013

Highlights

Net sales increased $224 million, or 3.9%, in 2014 from 2013. Gross profit decreased $10 million, or 1.0%, for the fiscal third quarter of 2014. Operating expenses as a percentage of net sales were 15.3% in 2014 versus 15.5% in 2013. Operating income as a percentage of Net sales decreased to 1.0% compared to 1.6% in 2013. Interest expense-net decreased $2 million to $71 million in 2014 from $73 million a year ago. Net loss was $37 million for the 13-weeks ended September 27, 2014 versus net income of $22 million for this period last year.

Net Sales

Net sales increased $224 million, or 3.9%, to $5,911 million in the fiscal third quarter of 2014 from $5,687 million in 2013. Increased sales to independent restaurants and healthcare and hospitality customers, was partially offset by decreased sales to national chain customers. Case volume decreased 1.2% from the prior year. Higher product cost favorably impacted net sales in 2014 by approximately $300 million, as a significant portion of our business is based on percentage markups over actual cost. Lower case volume unfavorably impacted 2014 Net sales by approximately $75 million.

Gross Profit

Gross profit decreased $10 million, or 1.0%, to $961 million in the fiscal third quarter from $971 million last year. Lower gross profit reflected commodity pricing pressures and competitive market conditions, partially offset by merchandising initiatives. Gross profit as a percentage of net sales decreased by 0.8% to 16.3% versus 17.1% in 2013.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased $23 million, or 2.6%, to $904 million in 2014 from $881 million in 2013. As a percentage of net sales, we saw a decrease of 0.2% to 15.3% from 15.5% at this time last year. Increases in Distribution, selling and administrative costs included $7 million of 2014 direct and incremental costs related to the Merger Agreement, a $9 million increase in Depreciation and amortization expense, primarily due to investments in technology and fleet, and a $12 million increase in payroll and related costs from a year ago. These increases were partially offset by a $4 million decrease in pension costs for Company sponsored plans.

Restructuring and Tangible Asset Impairment Charges

We incurred minimal net restructuring costs during the fiscal third quarter of 2014. During the 2013 quarter, we incurred $1 million of severance costs.

Operating Income

Operating income decreased $32 million, or 36%, to $57 million, compared with $89 million in 2013. Operating income as a percent of net sales decreased 0.6% to 1.0% from 1.6% in 2013. The change was primarily due to the factors discussed above.

Interest Expense-Net

Interest expense-net decreased $2 million to $71 million from $73 million in the 2013 quarter primarily due to a decrease in average borrowings on our revolving credit facility, principally offset by interest expense attributable to capital lease additions.

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

For interim periods, the Company estimates annual pre-tax income, temporary and permanent differences between book and tax items and other items, including changes in its valuation allowance, to derive a year to date effective tax rate for the interim period. In estimating its annual effective tax rate for the fiscal first and second quarters of 2014, the Company excluded the effects of the valuation allowance necessary as a result of the tax amortization of its goodwill and trademarks. The valuation allowance impact of the tax amortization of goodwill and trademarks has been measured discretely for these quarters to calculate the income taxes. The Company concluded that to use the forecasted annual effective tax rate, unadjusted for the effects of the valuation allowance related to the tax amortization of the goodwill and trademarks as described above would not be reliable for use in the fiscal first and second quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. At that time, the impact of including the tax goodwill and trademarks amortization in the annual effective tax rate computation, as applied to the year-to-date pre-tax loss for the period, would be distortive to the financial statements. However, for the fiscal third quarter, the Company determined that an estimate of the annual effective tax rate including the effects of the valuation allowance necessary as a result of the tax amortization of its goodwill and trademarks was a better representation of income tax expense for the 39-weeks ended September 27, 2014.

We recorded an income tax provision of $23 million for the 13-weeks ended September 27, 2014 compared with an income tax benefit of $6 million in the prior year period. The effective tax rate for the 13-weeks ended September 27, 2014 and September 28, 2013 of 159% and 40%, respectively, varied from the 35% federal statutory rate primarily due to an increase in the valuation allowance. During the 13-weeks ended September 27, 2014 and September 28, 2013, the valuation allowance increased $19 million and $4 million, respectively, as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

Net Income (Loss)

Net loss was $37 million in 2014 as compared with net income of $22 million in 2013. The 2014 net loss was due to the factors discussed above.

39-Weeks Ended September 27, 2014 and September 28, 2013

Highlights

Net sales increased $516 million, or 3.1%, in 2014 from 2013. Gross profit decreased $31 million, or 1.1%, from 2013. Operating expenses as a percentage of net sales were 15.5% in 2014 versus 15.8% in 2013. Operating income as a percentage of net sales decreased to 0.8% compared to 1.3% in 2013. Interest expense-net decreased $14 million to $219 million in 2014 from $233 million a year ago. In June 2013, we amended our 2011 and 2007 Term Loan facilities and recorded a loss on extinguishment of debt of $18 million. In January 2013, we redeemed the remaining $355 million in principal of our 11.25% Senior Subordinated Notes (“Senior Subordinated Notes”) and recorded a loss on extinguishment of debt of $24 million. There were no debt refinancing transactions in 2014. Net loss was $121 million for the 39-weeks ended September 27, 2014 versus Net loss of $56 million for this time last year.

Net Sales

Net sales increased $516 million, or 3.1%, to $17,266 million in 2014 from $16,750 million in 2013. Increased sales to independent restaurants and healthcare and hospitality customers, was partially offset by decreased sales to national chain customers. Case volume decreased 1.1% from the prior year. Higher product cost favorably impacted net sales in 2014 by approximately $695 million, as a significant portion of our business is based on percentage markups over actual cost. Lower case volume unfavorably impacted 2014 Net sales by approximately $180 million.

Gross Profit

Gross profit decreased $31 million, or 1.1%, to $2,820 million in 2014 from $2,851 million last year. Lower gross profit reflected commodity pricing pressures and competitive market conditions, partially offset by merchandising initiatives. Gross profit as a percentage of net sales decreased by 0.7% to 16.3% versus 17.0% in 2013.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased $47 million, or 1.8%, to $2,681 million in 2014 from $2,634 million in 2013. As a percentage of net sales, we saw a decrease of 0.2% to 15.5% from 15.7% at this time last year. Increases in Distribution, selling and administrative costs included $27 million of 2014 direct and incremental costs related to the Merger Agreement, a $23 million increase in Depreciation and amortization expense, primarily due to investments in technology and fleet, and an $8 million increase in payroll and related costs from a year ago. These increases were partially offset by a $12 million decrease in pension costs for Company sponsored plans.

Restructuring and Tangible Asset Impairment Charges

During 2014, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million. These charges were offset by the reversal of $2 million of excess liabilities related to an unused facility lease settlement, and excess closed facility severance costs

During 2013, we incurred $3 million of severance costs, including $1 million for a multiemployer pension withdrawal liability. Additionally, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million.

Operating Income

Operating income decreased $73 million, or 34.4%, to $139 million, compared with $212 million in 2013. Operating income as a percent of net sales decreased 0.5% to 0.8% in 2014 as compared to 1.3% in 2013. The change was due to the factors discussed above.

Interest Expense-Net

Interest expense –net decreased $14 million to $219 million from $233 million in 2013 due to lower overall borrowing costs as a result of the 2013 debt refinancing transactions and a decrease in average borrowings on our revolving credit facility, partially offset by interest expense attributable to capital lease additions.

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

Income Taxes

The Company estimated its annual effective tax rate to be applied to the results of the 39-weeks ended September 27, 2014 and September 28, 2013. In estimating its annual effective tax rate for the fiscal first and second quarters of 2014, the Company excluded the effects of the valuation allowance necessary as a result of the tax amortization of its goodwill and trademarks. The valuation allowance impact of the tax amortization of goodwill and trademarks has been measured discretely for these quarters to calculate the income taxes. The Company concluded that to use the forecasted annual effective tax rate, unadjusted for the effects of the valuation allowance related to the tax amortization of the goodwill and trademarks as described above would not be reliable for use in the fiscal first and second quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. At that time, the impact of including the tax goodwill and trademarks amortization in the annual effective tax rate computation, as applied to the year-to-date pre-tax loss for the period, would be distortive to the financial statements. However, for the fiscal third quarter, the Company determined that an estimate of the annual effective tax rate including the effects of the valuation allowance necessary as a result of the tax amortization of its goodwill and trademarks was a better representation of income tax expense for the 39-weeks ended September 27, 2014. Given the Company’s cumulative tax loss position, the impact of the projected current year book loss and non-deductible items is being offset by a commensurate valuation allowance adjustment within the annual effective tax rate. As a result of these considerations, management concluded that the readers of the financial statements would best benefit from a tax provision for the fiscal third quarter that reflects the estimated annual effective tax rate that includes the effects of the valuation allowance necessary as a result of the tax amortization of its goodwill and trademarks.

The valuation allowance against the net deferred tax assets was $117 million at December 28, 2013. The deferred tax assets related to federal and state net operating losses, increased $66 million during the 39-weeks ended September 27, 2014, which resulted in a $183 million total valuation allowance at September 27, 2014. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

We recorded an income tax provision of $41 million for the 39-weeks ended September 27, 2014 compared with a $6 million income tax benefit in the prior year period. The effective tax rate for the 39-weeks ended September 27, 2014 and September 28, 2013 of 52% and 10%, respectively, varied from the 35% federal statutory rate primarily due to an increase in the valuation allowance. During the 39-weeks ended September 27, 2014 and September 28, 2013, the valuation allowance increased $66 million and $27 million, respectively, as a result of increased deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

Net Loss

Our net loss increased $65 million to $121 million in 2014 as compared with net loss of $56 million in 2013. The higher net loss was due to the factors discussed above.

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

Indebtedness

We are highly leveraged, with significant scheduled debt maturities during the next five years. A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing costs of operations, working capital and capital expenditures. As of September 27, 2014, we had $4,810 million in aggregate indebtedness outstanding. We had commitments for additional borrowings under our asset-based senior secured revolving loan ABL Facility (“ABL Facility”) and our 2012 ABS Facility (“2012 ABS Facility”) of $933 million (of which $902 million was available based on our borrowing base), all of which were secured.

Our primary financing sources for working capital and capital expenditures are the ABL Facility and the 2012 ABS Facility.

The ABL Facility provides for loans of up to $1,100 million, with its capacity limited by borrowing base calculations. As of September 27, 2014, we had no outstanding borrowings, but had issued Letters of Credit totaling $281 million under the ABL Facility. There was available capacity on the ABL Facility of $819 million at September 27, 2014, based on the borrowing base calculation.

Under the 2012 ABS Facility, the Company and certain subsidiaries sell, on a revolving basis, their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary of the Company. This subsidiary, in turn, grants to the administrative agent for the benefit of the lenders a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). See Note 5—Accounts Receivable Financing Program for a further description of the Company’s Accounts Receivable Financing Program. The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $686 million at September 27, 2014. The Company, at its option, can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $83 million at September 27, 2014, based on the borrowing base calculation. On August 8, 2014, the 2012 ABS Facility was amended whereby the maturity date was extended from August 27, 2015 to the earlier of August 5, 2016, or the termination date of the ABL Facility, currently May 11, 2016. The interest rate on outstanding borrowings was reduced 25 basis points. The Company incurred less than $1 million of costs and fees related to the 2012 ABS Facility amendment.

The Company has $1,350 million of 8.5% unsecured Senior Notes due June 30, 2019 outstanding as of September 27, 2014. On December 19, 2013, the indenture for the Senior Notes (the “Senior Note Indenture”) was amended so that the Acquisition by Sysco will not constitute a “Change of Control.” This was authorized through the consent of the holders of our Senior Notes. In the event of a “Change of Control,” the holders of the Senior Notes would have the right to require the Company to repurchase all or any part of their notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. If the Acquisition is terminated under the terms of the Merger Agreement, or is not completed by September 8, 2015, the Senior Note Indenture will revert to its original terms. Holders of the Senior Notes received fees of $3.4 million as consideration for agreeing to the amendment. Under the Merger Agreement, Sysco funded the payment of the consent fees to the holders in December 2013.

On September 23, 2014, US Foods notified the holders of the Senior Notes, of its intent to redeem the entire $1,350 million aggregate principal of the Senior Notes at an amount equal to 106.375% plus accrued interest. Redemption is to take place on or after October 23, 2014, but not later than November 22, 2014, subject to satisfaction of certain conditions and contingencies, primarily consummation of the Acquisition and receipt by US Foods of funds to redeem the Senior Notes in full. If these conditions and contingencies are not satisfied by November 22, 2014, this redemption will not occur. In addition, whether or not the redemption conditions are satisfied by the redemption date, US Foods has reserved the right to take any other actions with respect to the Senior Notes, including redeeming the Senior Notes at a later date.

Due to the debt refinancing transactions completed in 2013 and 2012, $3.4 billion of our debt facilities will not mature until 2019. Our remaining $1.4 billion of debt facilities mature at various dates, including $700 million in 2016 and $500 million in 2017. As economic conditions permit, and as permitted under the Merger Agreement terms, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of our indebtedness, see Note 9—Debt in the Notes to our Unaudited Consolidated Financial Statements.

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

The Company, its Sponsors or their affiliates may, from time-to-time, repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, negotiated repurchases, and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, and other considerations. Our Sponsors or their affiliates may also purchase our debt from time-to-time, through open market purchases or other transactions. In these cases, our debt is not retired, and we would continue to pay interest in accordance with the terms of the debt.

Our credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. Certain debt agreements also contain various and customary events of default with respect to the loans. Those include, without limitation, the failure to pay interest or principal when this is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding—plus unpaid interest and other amounts owed—may be declared immediately due and payable to the lenders. If this happened, we would be forced to seek new financing that may not be as favorable as our current facilities. Our ability to refinance indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of September 27, 2014, we were in compliance with all of our debt agreements.

Cash Flows

For the periods presented, the following table presents condensed highlights from the cash flow statements:

	39-Weeks Ended
	September 27,	September 28,
	2014	2013
	(in millions)
Net loss	$(121)	$(56)
Changes in operating assets and liabilities	45	(189)
Other adjustments	380	359

Net cash provided by operating activities	304	114

Net cash used in investing activities	(82)	(120)

Net cash used in financing activities	(57)	(99)

Net increase (decrease) in cash and cash equivalents	165	(105)
Cash and cash equivalents, beginning of period	180	242

Cash and cash equivalents, end of period	$345	$137

Operating Activities

Cash flows provided by operating activities were $304 million and $114 million for the 39-weeks ended September 27, 2014 and September 28, 2013, respectively. Cash flows provided by operating activities increased $190 million in 2014 from 2013. Higher accounts payable and a decrease in inventories were partially offset by an increase in accounts receivable and lower accrued expenses and other liabilities.

Cash flows provided by operating activities in 2014 were favorably affected by changes in operating assets and liabilities—including an increase in accounts payable and a decrease in inventories, partially offset by an increase in accounts receivable and a decrease in accrued expenses and other current liabilities. Cash flows from operating activities include $6 million of insurance recoveries related to tornado damage to a distribution facility. Cash flows provided by operating activities in 2013 were unfavorably affected by changes in operating assets and liabilities—including increases in accounts receivable and inventories—partially offset by an increase in Accounts payable.

Investing Activities

Cash flows used in investing activities for the 39-weeks ended September 27, 2014 included purchases of property and equipment of $105 million, proceeds from sales of property and equipment of $20 million and $4 million of insurance recoveries related to property and equipment of a distribution facility damaged by a tornado. Last year’s cash flows from investing activities included purchases of property and equipment of $133 million, and proceeds from sales of property and equipment of $13 million.

Capital expenditures in 2014 and 2013 included fleet replacement and investments in information technology to improve our business, as well as new construction and/or expansion of distribution facilities. Additionally, we entered into $97 million and $78 million of capital lease obligations during the 39-week periods in 2014 and 2013, respectively. The 2014 capital lease obligations included $70 million for fleet replacement and $27 million for a distribution facility addition. The 2013 capital lease obligations were primarily for fleet replacement.

We expect total cash capital expenditures in 2014 to be approximately $190 million, including the amounts described above. The expected expenditures consist of information technology, warehouse equipment and facility construction and/or expansion. We also expect fleet capital leases during 2014 to total $75 million, including the amounts described above. We expect to fund our 2014 capital expenditures with available cash balances or cash generated from operations.

Financing Activities

Cash flows used in financing activities of $57 million during the 39-weeks ended September 27, 2014 resulted from $20 million of net payments on our ABL Facility and $18 million of scheduled payments on other debt facilities and $18 million related to capital lease obligations.

For the same time in 2013, cash flows used in financing activities of $99 million primarily resulted from net payments on debt facilities, and costs and fees paid related to our 2013 debt refinancing transactions. In June 2013, we refinanced our term loan facilities into a new $2.1 billion term loan facility. Lenders exchanged $1,634 million in principal under our previous term loan facilities for a like amount of principal in the new term loan facility and we received proceeds of $466 million from continuing and new lenders purchasing additional principal in the new term loan facility. The cash proceeds were used to pay down $457 million in principal of the previous term loan facilities. In January 2013, we used proceeds of $388 million from Senior Note issuances primarily to redeem $355 million in principal of our Senior Subordinated Notes, plus an early redemption premium of $20 million. We incurred total cash costs of $29 million in connection with the 2013 debt refinancing transactions, including costs to register our Senior Notes. Additionally, we made net payments on our ABL Facility of $70 million as well as $17 million of scheduled payments on other debt facilities. In 2013, we paid $5 million to repurchase common shares of our parent company, USF Holding Corp., from employees who left the company. The shares were acquired through the management stockholder’s agreement associated with our stock incentive plan.

Retirement Plans

We maintain several qualified retirement plans (the “Retirement Plans”) that pay benefits to certain employees at retirement, using formulas based on a participant’s years of service and compensation. We contributed $39 million and $38 million to the Retirement Plans during the 39-weeks ended September 27, 2014 and September 28, 2013, respectively. We expect to make $49 million total contributions, including payments described above, to the Retirement Plans in 2014.

The Company also contributes to various multiemployer benefit plans under collective bargaining agreements. We contributed $24 million during 2014 and $23 million during this time last year. At September 27, 2014, we had $53 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031, at effective interest rates ranging from 5.9% to 6.7%. As discussed in Note 15—Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements, we were assessed an additional $17 million multiemployer pension withdrawal liability for a facility closed in 2008. We believe we have meritorious defenses against this assessment and intend to vigorously defend ourselves against the claim. At this time, we do not believe that paying this obligation is probable and, accordingly, have recorded no related liability. However, it is reasonably possible the Company may ultimately be required to pay an amount up to $17 million.

Pricing Litigation

As described in Note 15—Commitments and Contingencies in the Notes to our Unaudited Consolidated Financial Statements, on May 20, 2014, an agreement in principle was reached to settle a pricing practices class action complaint against the Company relating to periods prior to the 2007 acquisition of the Company by it Sponsors for $297 million. Ahold has indemnified the Company in regards to this matter and, as a consequence, payment of the settlement will be made by Ahold and will not impact the Company’s results of operations or cash flows. The settlement was preliminarily approved by the United States District Court for the District of Connecticut on July 14, 2014 and is subject to final approval by late 2014 or early 2015. The settlement is also subject to potential reduction and/or termination based on the compensable sales volume attributable to class members that elect to opt out of the settlement. The Company has recorded a $297 million current liability and a corresponding $297 million indemnification receivable from Ahold in its September 27, 2014 Consolidated Balance Sheet to reflect the probable settlement of this matter. Based on the language in the proposed settlement agreement, public written statements of Ahold and the financial condition of Ahold, management believes that Ahold will satisfy its obligation under the indemnification agreement.

Insurance Recoveries – Tornado Loss

As described in Note 15—Commitments and Contingencies in the Notes to our Unaudited Consolidated Financial Statements, on April 28, 2014, a tornado damaged a distribution facility and its contents, including building improvements, equipment and inventory. In order to service customers, business from the damaged facility was reassigned to other distribution facilities. We have insurance coverage on the distribution facility and its contents, as well as business interruption insurance. Our insurance policies provide for recoveries of the damaged property at replacement value and the damaged inventory at the greater of 1) expected selling price less unincurred selling costs or 2) cost plus 10%. Discussions are underway with the insurance carrier regarding the Company’s claims on the loss of the building and its contents, and the loss related to the business interruption. Anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. Anticipated insurance recoveries in excess of net book value of the damaged property and inventory will not be recorded until all contingencies relating to the claim have been resolved. The timing of and amounts of ultimate insurance recoveries is not known at this time.

As a result of the tornado damage, we recorded a tangible asset impairment charge of $3 million and a net charge to cost of goods sold of $14 million for damaged inventory. In addition, we have incurred costs of $2 million for the 39-weeks ended September 27, 2014, including debris removal and clean-up costs, subject to coverage under our insurance policies. At September 27, 2014, these charges are offset by $10 million of initial advance payments received from insurance carriers and a receivable for insurance recoveries of $9 million that the Company has deemed as probable of recovery. We have classified the $4 million of insurance recoveries related to the damaged distribution facility assets as cash flows from investing activities and the $6 million of insurance recoveries related to damaged inventory and other costs incurred as cash flows from operating activities in its consolidated statement of cash flows.

In addition, we have incurred costs of $9 million for the 39-weeks ended September 27, 2014 subject to coverage under the business interruption portion of its insurance policy.

Retention and Transaction Bonuses

As part of the Merger Agreement, the Company was given rights to offer retention and transaction bonuses to certain current employees that are integral to the successful completion of the transaction. The Company was approved to offer a maximum of $31.5 million and $10 million of retention bonuses and transaction bonuses, respectively. Additionally, the Company’s Chief Executive Officer (“CEO”) has agreed to reduce his continuation of base salary payments and bonus amounts by $3 million to be allocated at his discretion as bonuses to current employees (other than himself). The retention, transaction and other bonus payments are subject to consummation of the Acquisition and are payable on or after the transaction date. As of September 27, 2014, the Company has not and is not required to record a liability for these bonuses until the Acquisition is consummated.

Off-Balance Sheet Arrangements

We entered into letters of credit of $88 million in favor of certain lessors securing our obligations with respect to certain leases in favor of Ahold, securing Ahold’s contingent exposure under guarantees of our obligations with respect to those leases. Additionally, we entered into letters of credit of $183 million in favor of certain commercial insurers, securing our obligations for our insurance program, and letters of credit of $10 million for other obligations.

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

For goodwill, the reporting unit used in assessing impairment is our one business segment as described in Note 17—Business Segment Information in the Notes to our Unaudited Consolidated Financial Statements. Our assessment for impairment of goodwill utilized a combination of discounted cash flow analysis, comparative market multiples and comparative market transaction multiples. The results from each of the models are then weighted and combined into a single estimate of fair value for our reporting unit. The Company uses a weighting of 50%, 35% and 15% for the discounted cash flow analysis, comparative market multiples and comparative market transaction multiples, respectively, to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value of the reporting unit exceeds its fair value, we must then perform a comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon our fiscal 2014 annual goodwill impairment analysis, we believe the fair value of the Company’s reporting unit exceeded its carrying value.

Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a relief from royalty method. Similar to goodwill, the fair value of the intangible asset is determined for comparison to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based upon our fiscal 2014 annual impairment analysis, we believe the fair value of the Company’s brand name and trademark exceeded its carrying value.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2016, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will be introduced into the FASB’s Accounting Standards Codification as Topic 606. Topic 606 replaces the previous guidance on revenue recognition in Topic 605. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The standard will be effective for us in the first quarter of 2017, with early adoption not permitted. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. We are currently evaluating the impact of this ASU and have not yet selected an implementation approach.

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

Here are some important factors, among others, that could affect our actual results:

•	Our ability to remain profitable during times of cost inflation, commodity volatility, and other factors

•	Industry competition and our ability to successfully compete

•	Our reliance on third-party suppliers, including the impact of any interruption of supplies or increases in product costs

•	Shortages of fuel and increases or volatility in fuel costs

•	Any declines in the consumption of food prepared away from home, including as a result of changes in the economy or other factors affecting consumer confidence

•	Costs and risks associated with labor relations and the availability of qualified labor

•	Any change in our relationships with GPOs

•	Our ability to increase sales to independent customers

•	Changes in industry pricing practices

•	Changes in competitors’ cost structures

•	Costs and risks associated with government laws and regulations, including environmental, health, safety, food safety, transportation, labor and employment, laws and regulations, and changes in existing laws or regulations

•	Technology disruptions and our ability to implement new technologies

•	Liability claims related to products we distribute

•	Our ability to maintain a good reputation

•	Costs and risks associated with litigation

•	Our ability to manage future expenses and liabilities associated with our retirement benefits

•	Our ability to successfully integrate future acquisitions

•	Our ability to achieve the benefits that we expect from our cost savings programs

•	Risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, and increases in interest rates

•	Our ability to consummate the Acquisition with Sysco

•	Other factors discussed in this report

•	Risks related to the impending Acquisition by Sysco could adversely affect our business, financial results and operations, including our relationships with customers, vendors and employees.

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

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for product purchases, and increase the costs we incur to deliver products to our customers. To minimize fuel-related risks, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of September 27, 2014, we had diesel fuel forward purchase commitments totaling $148 million through December 2015. These locked in approximately 66% of our projected diesel fuel purchase needs for the contracted periods. A 10% change in diesel prices would cause our uncommitted diesel fuel costs through December 2015 to change by less than $10 million.

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

Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d-15(e) under the Securities Exchange Act of 1934, as amended) on September 27, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that on September 27, 2014, our disclosure controls and procedures were effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 15 in the Notes to Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

See “Risk Factors” in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 28, 2013. There have been no material changes in this information.

Item 5. Other Information

None.

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

US FOODS, INC.

Date: October 27, 2014	By:	/s/ FAREED KHAN
Fareed Khan
Chief Financial Officer