Form 10-K
period 2014-12-27
US FOODS, INC.
filed 2015-03-20
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant is a privately held corporation and its equity shares are not publicly traded. At March 20, 2015, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by USF Holding Corp.

US Foods, Inc.

Annual Report on Form 10-K

PART I

Item 1.	Business

US Foods, Inc. and its consolidated subsidiaries is referred to here as “we,” “our,” “us,” “the Company,” or “US Foods.” We are a 100% owned subsidiary of USF Holding Corp. (“USF Holding”).

Our Company

We are a leading foodservice distributor in the United States, with about $23 billion in net sales for fiscal 2014. The Company provides an important link between over 5,000 suppliers and our 200,000 foodservice customers nationwide. We offer an innovative array of fresh, frozen and dry food, and non-food products, with approximately 350,000 stock-keeping units (“SKUs”). US Foods provides value-added services that meet specific customer needs. We believe the Company has one of the most extensive private label product portfolios in foodservice distribution. For the latest fiscal year, this represented about 30,000 SKUs, and over $7 billion in net sales. Many customers benefit from our support, such as product selection, menu preparation and costing strategies.

A sales force of approximately 4,000 associates market our products to a diverse customer base. Our principal customers include independently owned single and multi-location restaurants, regional concepts, national chains, hospitals, nursing homes, hotels and motels, country clubs, fitness centers, government and military organizations, colleges and universities, and retail locations. We have standardized our operations across the country that allows us to manage the business as a single operating segment with 61 divisions nationwide. We support our business with one of the largest private refrigerated fleets in the U.S., with roughly 6,000 trucks traveling an average of approximately 200 million miles each year. For business segment information, see Note 24 to the Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our vision, “To create a great American food company focused solely on foodservice.” This statement serves as a guide for our corporate strategy, summarized in four words: food, food people, and easy.

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

Our investments in the business reflect these strategic priorities. In 2015, we plan to enhance our category management and merchandising initiatives, and to optimize supply chain management. We continue to look for opportunities to provide our customers with new and innovative products and services.

Corporate History

US Foods’ roots date back over 150 years to a number of heritage companies, including Monarch Foods, founded in 1853, and White Swan, founded in 1872. During the 20th Century, through acquisitions and organic growth, three organizations emerged that would eventually become US Foods. These companies were US Foodservice, PYA/Monarch, and Alliant Foodservice. In 2000, Koninklijke Ahold N.V. (“Ahold”) entered the U.S. foodservice distribution industry, embarking on a period of rapid growth through acquisition. Ahold purchased US Foods and PYA/Monarch in April and December of 2000, respectively. In November 2001, Ahold acquired Alliant Foodservice. With this acquisition, US Foods established itself as the second largest broadline foodservice distribution company in the U.S. In 2007, USF Holding—formed and controlled by investment funds associated with or managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), and Kohlberg Kravis Roberts & Co. (“KKR”) (collectively, the “Sponsors”)—acquired all the outstanding common shares of US Foods.

Sysco/US Foods Merger

USF Holding is our parent company, which owns substantially all of our outstanding shares of common stock. On December 8, 2013, USF Holding entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sysco Corporation, a Delaware corporation (“Sysco”); Scorpion Corporation I, Inc., a Delaware corporation and a wholly owned subsidiary of Sysco; and Scorpion Company II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Sysco. Under the Merger Agreement, Sysco will acquire USF Holding (the “Acquisition”) based on the terms and subject to the conditions in the Merger Agreement. The Acquisition is subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The Merger Agreement could have been terminated by USF Holding or Sysco if the closing did not occur by March 8, 2015; provided that if all of the conditions to closing, other than termination of the waiting period of the HSR Act, have been satisfied, either party may extend the termination date in 60 day intervals to September 8, 2015 (such termination date is referred to as the “Merger Termination Date”). If the Merger Agreement is terminated because the required antitrust approvals cannot be obtained, in certain circumstances Sysco will be required to pay USF Holding, our parent, a termination fee of $300 million. On March 6, 2015, Sysco notified USF Holding of its decision to extend the termination date of the Merger Agreement for 60 days, from the then current termination date of March 8, 2015, to May 7, 2015.

On February 2, 2015, USF Holding, US Foods and certain of our subsidiaries and Sysco entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Performance Food Group, Inc. (“PFG”), through which PFG agreed to purchase, subject to the terms and conditions of the Asset Purchase Agreement, eleven US Foods distribution centers located in the Cleveland, Ohio; Corona, California; Denver, Colorado; Kansas City, Kansas; Las Vegas, Nevada; Minneapolis, Minnesota; Phoenix, Arizona (including the Phoenix Stock Yards business); Salt Lake City, Utah; San Diego, California (including the San Diego Stock Yards business); San Francisco, California and Seattle, Washington markets, and related assets and liabilities, in connection with (and subject to) the closing of the Acquisition. The Asset Purchase Agreement contains certain termination rights, including the right for PFG to terminate if the transaction has not closed by the earlier of September 9, 2015 and the Merger Termination Date (subject to PFG’s right to extend under certain circumstances), and automatically terminates in the event the Merger Agreement terminates. The Asset Purchase Agreement provides that, upon termination under certain circumstances, PFG will be entitled to receive an aggregate termination fee of $25 million if termination occurs after May 2, 2015 and on or prior to July 6, 2015 and $50 million after July 6, 2015, with each of Sysco and US Foods responsible for one half of such aggregate termination fee.

On February 19, 2015, the U.S. Federal Trade Commission (“FTC”) voted by a margin of 3-2 to seek to block the Merger by filing a federal district court action in the District of Columbia for a preliminary injunction to prevent the parties from closing the Acquisition until after a full trial is conducted by a FTC Administrative Law Judge in a separate administrative action that was filed concurrently by the FTC. In addition, the District of Columbia and state attorney generals from 10 states have joined the FTC’s complaint for a preliminary injunction. Sysco issued a press release, announcing that it will contest the FTC’s attempt to block the proposed Acquisition. The preliminary injunctive hearing in federal court is scheduled to commence on May 5, 2015 and conclude no later than May 13, 2015. The FTC administrative trial is scheduled to commence on July 21, 2015.

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

Industry Overview

The annual United States foodservice distribution industry that we can serve is estimated at about $240 billion. It is very fragmented, with about 15,000 foodservice distributors nationwide. These range from businesses selling a single product category (such as produce) to large broadline distributors with many divisions and thousands of products across many categories.

This means customers have many choices. They often purchase concurrently from several foodservice distributors, including national distributors, regional distributors, local distributors and specialty distributors. In addition, they frequently buy from wholesale outlets (such as Restaurant Depot), and retailers (including Wal-Mart, Sam’s Club and Costco). With the rise of eCommerce, and low barriers to entry, Amazon.com and other Internet-oriented businesses also have entered the market. It is expected that wholesale outlets, large retailers and Internet-based suppliers will continue to expand their presence in the food distribution industry and seek to take market share from traditional foodservice distributors.

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

The combination of high fragmentation, competition from all types and sizes of distributors, adjacent completion such as cash and carry and club stores, new market entrants, and low demand growth make this market very competitive.

Customers and Products

Our sales force of approximately 4,000 associates serves a diverse group of customers. These include independently owned single and multi-location restaurants, regional concepts, national chains, hospitals, nursing homes, hotels and motels, country clubs, fitness centers, government and military organizations, colleges and universities, and retail locations. In fiscal 2014, no individual customer represented more than 4% of total customer sales. Sales to our top 50 customers and group purchasing organizations (“GPOs”) represented approximately 43% of our net sales in fiscal year 2014.

Our customers rely on us for support in many areas, including product expertise and selection, menu preparation, recipe ideas and pricing strategies. They also benefit from nationally branded and private label products, value-added offerings, and customer service. Our customers typically purchase products from multiple foodservice distributors.

We have relationships with GPOs that act as agents for their members, negotiating pricing, delivery, and other terms. Some of our customers who are members of GPOs purchase their products directly from us pursuant to the terms negotiated by their GPOs. In fiscal 2014, about 23% of our total customer purchases came from customers pursuant to terms negotiated by GPOs. GPOs primarily focus on healthcare, hospitality, education, government/military and restaurant chains.

This table presents the sales mix for our principal product categories for the years ended December 27, 2014, December 28, 2013 and December 29, 2012:

	2014	2013	2012

Meats and seafood	36%	34%	34%
Dry grocery products	18%	19%	19%
Refrigerated and frozen grocery products	15%	16%	16%
Equipment, disposables and supplies	9%	10%	10%
Dairy	11%	10%	10%
Beverage products	6%	6%	6%
Produce	5%	5%	5%

	100%	100%	100%

Merchandising

Our Merchandising Group manages procurement and our portfolio of products, including private label and national brands. It is responsible for setting and executing product and category strategies and working with each division to ensure our category vision is implemented. It concentrates on optimizing product assortment, economies of scale and leveraging our purchasing scale. We implemented a strategic vendor management process to ensure our supplier partners provide the most effective combination of quality, service and price over the long term. This allows us to use a national marketing calendar to more effectively reach our diverse customer base.

The Merchandising Group’s test kitchen facilitates product research and development. A team of chefs and product developers works closely with our category managers and supplier partners to develop products that only are available from us, and serve to differentiate our offerings. This product innovation and marketing program is a centerpiece of our strategy of becoming a leading food company. The Merchandising Group also uses extensive food safety and quality assurance resources to ensure consistency, integrity, and high standards of excellence in the products we distribute.

Logistics

Our Logistics Group focuses on increasing company-managed inbound freight, freight reduction and freight optimization initiatives. This group includes national operations and logistics support teams in Rosemont, IL, and a field-based logistics team. The national logistics team handles the building, tracking and execution of inbound transportation loads using our centralized transactional processing. The logistics support team works with operations and divisions to identify opportunities, reduce costs, and manage broader strategic initiatives associated with managing inbound freight. The logistics support team also manages carrier and vendor relationships, such as the inbound freight component of a vendor relationship, versus the product cost component—which is managed by our Merchandising Group. The Logistic Group’s goal is to improve overall service levels and reduce inbound freight expenses, as well as investigate and implement network-wide opportunities.

Suppliers

We purchase from over 5,000 individual suppliers, none of which accounted for more than 10% of our aggregate purchases in fiscal year 2014. Our supplier base consists generally of large corporations, selling national brand name and private label products. Additionally, regional suppliers support targeted geographic initiatives and private label programs requiring regional distribution. We generally negotiate supplier agreements on a centralized basis.

Product Brands and Other Intellectual Property

To meet the needs of our customers, we offer a broad assortment of categories and brands. In many categories, we offer products under our own brands and trademarks.

Our brands are positioned in a variety of ways, primarily to support the requirements of our customers. Some are value brands, which offer a wide variety of lower cost products for customers who demand consistent quality and superior value. Others are positioned to match or exceed the quality of comparable manufacturer brand products. We increasingly focus on bringing unique, innovative products with exclusive, differentiated brands to our customers. We have registered the trademarks US Foods, Food Fanatics, and Chef’Store—in connection with our overall US Foods brand strategy and with our new retail outlets. We have also registered or applied to register the following trademarks in the United States in connection with our brand portfolio: Chef’s Line, Rykoff Sexton, Stock Yards and Metro Deli in our Best tier; Monarch, Monogram, Molly’s Kitchen and Glenview Farms, among others, in our Better tier; and Valu+Plus and Harvest Value in our Good Tier. Other than the US Foods trademark, and the trademarks for our brand portfolio, we do not believe that trademarks, patents, copyrights or trade secrets are material to our business.

Competition

The foodservice distribution industry is highly competitive and fragmented. We believe that about 15,000 foodservice distributors participate in the food away from home marketplace. Competition consists of national distributors and many regional and local distributors. These companies align themselves with other local and regional players through purchasing cooperatives and marketing groups. This allows them to expand their geographic markets, private label offerings, overall purchasing power, and ability to meet customers’ distribution requirements.

A number of other adjacent competitors also serve the commercial foodservice market. These include cash and carry operations, commercial wholesale outlets (such as Restaurant Depot), club stores (such as Sam’s Club and Costco), and grocery stores. Recently, we have begun to experience competition from online direct food wholesalers, including e-commerce companies such as Amazon.com.

Our customers are accustomed to purchasing from multiple suppliers. Product needs, service requirements and price are just a few of the factors they evaluate when deciding where to purchase. Customers can choose from many broadline foodservice distributors, specialty distributors that focus on specific categories such as produce, meat or seafood, club stores, grocery stores and a myriad of new online retailers. Since switching costs are very low, customers can make supplier and channel changes very quickly. There are few barriers to market entry. Existing foodservice competitors can extend their shipping distances, and add truck routes and warehouses relatively quickly to serve new markets or customers.

US Foods differentiates itself from its competition through management and sales expertise (better service), purchasing scale (better price) and logistics expertise (better delivery). We serve a diverse customer base, and our sales force of approximately 4,000 associates is well equipped to meet evolving customer demands. We have increased our category management capabilities, while remaining focused on innovation and differentiation in our exclusive brand portfolio. We leveraged our investment in information technology to make the customer experience easy. We face many challenges, such as the foodservice market’s sensitivity to national and regional conditions, and the foodservice distribution industry’s low margins.

Working Capital

Our operations and strategic objectives require continuing capital investment, and our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt and other financing arrangements. See the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our liquidity and capital resources.

Regulation

As a marketer and distributor of food products in the United States, US Foods is subject to regulation by numerous federal, state and local regulatory agencies. At the federal level, we are subject to the Federal Food, Drug and Cosmetic Act, the Bioterrorism Act and regulations promulgated by the U.S. Food and Drug Administration (the “FDA”). The FDA regulates manufacturing and holding requirements for foods, specifies the standards of identity for certain foods, and prescribes the format and content of certain information required to appear on food product labels. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Country of Origin Labeling Act, and regulations promulgated under the U.S. Department of Agriculture (the “USDA”). The USDA imposes standards for product quality and sanitation, including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from our vendors.

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

We are also subject to regulation by numerous federal, state and local regulatory agencies. In particular, among other things, we service the federal government—including the Department of Defense and Department of Veterans Affairs facilities—as well as certain state and local entities. This subjects us to government contractor regulation at those respective levels. Our operations are subject to zoning, environmental and building regulations, as well as laws that prohibit discrimination in employment on the basis of disability—including the Americans with Disabilities Act—and other laws relating to accessibility and the removal of barriers. Our workers’ compensation self-insurance is subject to regulation by the jurisdictions in which we operate.

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

Employees

We employ a large and diverse workforce, of which approximately 65% are non-exempt employees. As of December 27, 2014, we had approximately 25,000 employees. Our non-exempt employee base is primarily comprised of warehouse and driver labor, consisting of approximately 16,000 non-exempt employees. Approximately 4,700 of our employees were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal year 2014, 11 agreements covering approximately 1,500 employees were renegotiated. In fiscal year 2015, 15 agreements covering approximately 1,200 employees will be subject to renegotiation. We believe we have good relations with both union and non-union employees and we are well-regarded in the communities in which we operate.

Available Information

You may read and copy any documents that we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information about issuers that file electronically with the SEC, including US Foods, Inc. The SEC’s website address is included in this Annual Report on Form 10-K as an inactive textual reference only. We also maintain a website, www.usfood.com, which does not contain investor information at this time due to the proposed Acquisition, but does provide additional information about our locations, products and services, brands, and leadership and provides additional contact information for US Foods.

We have agreed under the terms of the indenture governing our Senior Notes that from the time we first became subject to the reporting requirements of Section 13(a) or Section 15(d) of the Exchange Act, and for so long as any of our Senior Notes remain outstanding, we will file with the SEC (unless such filing is not permitted under the Exchange Act or by the SEC), the annual reports, information, documents and other reports that we are required to file with the SEC pursuant to such Section 13(a) or Section 15(d), or would be so required to file if we were subject to the filing requirements of Section 13(a) or Section 15(d).

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

Completion of the Acquisition is conditioned upon, among other things, the expiration or termination of applicable waiting periods under the HSR Act. In addition, we must receive other regulatory approvals, each as described in the Merger Agreement. On February 19, 2015, the FTC voted by a margin of 3-2 to seek to block the Merger by filing a federal district court action in the District of Columbia for a preliminary injunction to prevent the parties from closing the Acquisition until after a full trial is conducted by a FTC Administrative Law Judge in a separate administrative action that was filed concurrently by the FTC. In addition, the District of Columbia and the following state attorneys general have joined the FTC’s complaint for a preliminary injunction: California, Illinois, Iowa, Maryland, Minnesota, Nebraska, Ohio, Pennsylvania, Tennessee, and Virginia. Sysco issued a press release, announcing that it will contest the FTC’s attempt to block the proposed Acquisition. These legal proceedings may cause extensive delays in the consummation of the Acquisition or may prevent the Acquisition from occurring at all. In connection with the negotiations with the FTC, Sysco, USF Holding, US Foods, and certain of our subsidiaries have entered into the Asset Purchase Agreement with PFG which provides for the sale to PFG of US Foods facilities in 11 markets upon consummation of the Acquisition. These facilities represent approximately $4.6 billion in annual sales. There is no assurance that US Foods and Sysco will obtain the governmental approvals necessary for the Acquisition and if the Acquisition is allowed to proceed, additional restrictions or conditions could be imposed. Any further delay in completing the Acquisition could diminish its anticipated benefits, or result in additional transaction costs, loss of revenue, or other negative effects associated with uncertainty about the situation.

Sysco’s failure to acquire us could adversely affect our business.

There is no assurance the Acquisition or any other transaction will occur. Consummation of the Acquisition is subject to various conditions, including the consents or approvals of government authorities noted above. We will have incurred significant costs—including the diversion of management resources—for which we will receive little or no benefit if the Acquisition does not close. The Merger Agreement is subject to termination by either party if the Acquisition is not completed on or before May 7, 2015. The Merger Agreement also is subject to further extension by either party to allow for clearance under the HSR Act, but not past September 8, 2015. In addition, the Merger Agreement contains certain other termination rights for both USF Holding and Sysco. A failed transaction may result in negative publicity. Any of these events—individually or in combination—could have an adverse effect on our results of operations and financial condition.

Our pending Acquisition could adversely affect our business, financial results and operations, including our relationships with customers, vendors and employees.

The proposed Acquisition could cause material disruptions in and create uncertainty surrounding our business. This could affect our relationships with customers, vendors and employees, which could have an adverse effect on our business, financial results and operations. In particular, we could lose important personnel if some employees decide to leave in light of the proposed Acquisition. We could potentially lose customers or suppliers, or our customers or suppliers could modify their relationships with us in an adverse manner. In addition, we have devoted—and will continue to devote—significant management resources to complete the Acquisition. This may cause our business and operating results to suffer.

The Merger Agreement also places restrictions on how we conduct our business before the Acquisition is completed. These restrictions could result in our inability to respond effectively, and in a timely manner, to competitive pressures, industry developments and future opportunities. This could harm our business, financial results and operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about the proposed Acquisition and its impact on our business, including restrictive covenants relating to our operations.

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

Foodservice distribution is highly competitive. This includes a large number of local and regional distributors. These companies often align themselves with other smaller distributors through purchasing cooperatives and marketing groups. The goal is to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. These suppliers also rely on local presence as a source of competitive advantage, and they may have lower costs and other competitive advantages due to geographic proximity. Additionally, adjacent competition—such as cash and carry operations, commercial wholesale outlets, club stores and grocery stores—continue to serve the commercial foodservice market. We also experience competition from online direct food wholesalers, such as Amazon.com. We generally do not have exclusive service agreements with our customers, and they may switch to others that offer lower prices, differentiated products or customer service that is perceived to be superior. We believe most purchasing decisions in the foodservice distribution industry are based on the quality and price of the product, plus a distributor’s ability to completely and accurately fill orders and provide timely deliveries.

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

The high cost of fuel can negatively affect consumer confidence and discretionary spending. As a result, this reduces the frequency and amount spent by consumers for food prepared away from home. In addition, the high cost of fuel can also increase the price we pay for products, as well and the costs we incur to deliver products to our customers. These factors in turn negatively affect our sales, margins, operating expenses and operating results. Additionally, from time to time, we enter into forward purchase commitments for some of our fuel requirements—at prices equal to the then-current market price. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than market costs for part of our fuel. As of December 27, 2014, we had diesel fuel forward purchase commitments totaling $177 million through December 2016, which locked in approximately 53% of our projected diesel fuel purchase needs for the contracted period. A 10% change in diesel prices would cause our uncommitted diesel fuel costs through December 2016 to change by less than $20 million. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for further discussion of market risks relating to diesel fuel.

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

On December 27, 2014, we had approximately 25,000 employees. About 4,700 were members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal year 2014, 11 agreements covering approximately 1,500 employees were renegotiated. In fiscal 2015, 15 agreements covering approximately 1,200 employees will be subject to renegotiation. Failure to effectively renegotiate any of these contracts could result in work stoppages. We may be subject to increased efforts to subject us to a multi-location labor dispute, as an individual labor agreements expire. This would place us at greater risk of being materially adversely affected by labor disputes. We also believe we have satisfactory relationships with our employees, including the unions that represent some of our employees. However, a work stoppage due to our failure to renegotiate union contracts could have a significant negative effect on us. So could any shortage of qualified labor. We do extensive contingency planning in advance of all negotiations. Our goal is to ensure that we are able to operate a facility that may be affected by a work stoppage. Recruiting and retention efforts, and actions to increase productivity may not be successful, and we could encounter a shortage of qualified drivers in the future. This kind of shortage would decrease our ability to effectively serve customers. It would also likely lead to higher wages for employees and a corresponding reduction in our profitability.

A change in our relationships with Group Purchasing Organizations could negatively affect our relationships with customers, which could reduce our profitability.

No single customer represented more than 4% of our total customer sales in fiscal 2014. However, some of our customers purchase their products under arrangements with Group Purchasing Organizations (“GPOs”). GPOs act as agents on behalf of their members by negotiating pricing, delivery, and other terms with us. Our customers who are members of GPOs purchase products directly from us on the terms negotiated by their GPO. GPOs use the combined purchasing power of their members to lower the prices paid by their members, and we have experienced some pricing pressure from customers who associate with GPOs. Approximately 23% of our net sales in fiscal 2014 were made by customers under terms negotiated by GPOs. To the extent our customers are able to independently negotiate competitive pricing or become members of GPOs, we may be forced to lower our prices so they will remain customers, which would negatively affect operating margins. In addition, if we are unable to maintain our relationships with GPOs—or if GPOs are able to negotiate more favorable terms for their members with our competitors—we could lose some or all of that business. This could adversely affect our future operating profits.

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

A cybersecurity incident and other technology disruptions could negatively affect our business and our relationships with customers.

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

We have received a subpoena from the State of Florida’s Department of Financial Services regarding a contract we have with the Florida Department of Corrections, as well as a request for information from the Office of the Attorney General of the State of California seeking information regarding transactions with our California customers from 2001 to present. In each respective instance, we are cooperating with the investigation. We are further aware of two qui tam actions filed in Florida courts against us. However, because each suit is sealed, we do not have any further information about the nature of the claims alleged or remedies sought. At this stage, we cannot determine the likelihood of success of any of the above claims or the potential liability if they are successful and therefore there can be no assurance that adverse determination with respect to either matter would not have a material adverse effect on our financial condition.

Our retirement benefits could give rise to significant expenses and liabilities in the future.

We sponsor defined benefit pension and other postretirement plans. Pension and postretirement obligations give rise to significant expenses that are dependent on assumptions discussed in Note 17 to the Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

Pension and postretirement expense for fiscal 2014 was $21 million. The amount by which the present value of projected benefit obligations of our pension and other postretirement plans exceeded the market value of plan assets of our plans, as of December 27, 2014, was $228 million. We review our pension and postretirement plan assumptions regularly. We participate in various “multi-employer” pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participating in one of these plans, then-applicable law could require us to make withdrawal liability payments to the plan, and we would have to reflect that on our balance sheet. Our withdrawal liability for any multi-employer plan would depend on the extent of the plan’s funding of vested benefits. In connection with the closing of a distribution facility in 2011, we incurred a withdrawal liability of approximately $40 million, to be paid in installments, including interest, through 2031. In 2012, we incurred an $18 million settlement charge resulting from lump-sum payments to former employees participating in several Company-sponsored pension plans. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan. In that event, we could face a withdrawal liability. We could also be treated as withdrawing from participation in one of these plans, if the number of our employees participating in these plans is reduced to a certain degree over certain periods of time. Such reductions in the number of employees participating in these plans could occur as a result of changes in our business operations, such as facility closures or consolidations. Some multi-employer plans, including ones in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability. For a detailed description of our retirement plans, see Note 17 to the Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

Failure to maintain effective systems over internal control over financial reporting and disclosure controls and procedures could cause a loss of confidence in our financial reporting and adversely affect the value and liquidity of our indebtedness.

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

As of December 27, 2014 we have had an aggregate principal amount of $4,733 million of outstanding debt, excluding $15 million of unamortized premium. Our substantial debt could have important consequences to holders of the Senior Notes, including the following:

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, acquisitions or general corporate purposes, and our ability to satisfy our obligations with respect to our indebtedness, including the Senior Notes, may be impaired in the future

•	A substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes (for example, approximately $280 million was dedicated to the payment of interest for the fiscal year ended December 27, 2014)

•	We are exposed to the risk of increased interest rates because a substantial portion of our borrowings are at variable rates of interest

•	It may be more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness

•	We may be more vulnerable to general adverse economic and industry conditions

•	We may be at a competitive disadvantage compared to our competitors with less debt or comparable debt at more favorable interest rates and they, as a result, may be better positioned to withstand economic downturns

•	Our ability to refinance indebtedness may be limited or the associated costs may increase

•	Our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our debt agreements do not fully prohibit us or our subsidiaries from doing so. As of December 27, 2014, we had commitments for additional borrowings under our asset-based senior secured revolving loan ABL Facility and our 2012 ABS Facility of $929 million (of which approximately $829 million was available based on our borrowing base), all of which were secured. All of those borrowings and any other secured indebtedness permitted under the agreements governing such credit facilities and indentures are effectively senior to the unsecured Senior Notes to the extent of the value of the assets securing such indebtedness. If new debt is added to our current debt levels, the related risks that we now face would increase and we may not be able to meet all our debt obligations, including the repayment of the Senior Notes. In addition, the Indenture does not prevent us from incurring obligations that do not constitute indebtedness.

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

The 2012 ABS Facility will mature in 2016. The ABL Facility will mature in 2016. The Amended 2011 Term Facility will mature in 2019. The CMBS Fixed Rate Loan will mature in 2017. The Senior Notes will mature in 2019. We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities and indentures restrict our ability to dispose of assets and use the proceeds from any such dispositions. As a result, we cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be, or whether the proceeds that we realize will be adequate to meet the debt service obligations when due.

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

As of February 18, 2015, we maintained 76 primary operating facilities used in our divisions, of which approximately 78% were owned and 22% were leased. In addition to the operating facilities, our real estate includes general corporate facilities in Rosemont, IL, and Tempe, AZ. The Rosemont, IL and Tempe, AZ facilities are leased. The portfolio also includes a number of local sales offices, truck “drop-sites” and vacant land. Additionally, there is a minimal amount of surplus owned or leased property. Leases with respect to our leased facilities expire at various dates from 2015 to 2026, exclusive of renewal options.

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

	Number of
Location	Facilities	Square Feet
Alabama	1	371,744
Arizona	3	329,431
Arkansas	1	135,009
California	5	1,261,588
Colorado	1	314,883
Connecticut	1	239,899
Florida	5	1,406,084
Georgia	2	703,852
Illinois	3	558,743
Indiana	1	233,784
Iowa	1	114,250
Kansas	1	350,859
Maryland	1	356,000
Massachusetts	1	188,000
Michigan	1	276,003
Minnesota	3	414,963
Missouri	3	602,947
Nebraska	1	112,070
Nevada	4	941,001
New Jersey	3	1,073,375
New Mexico	1	133,486
New York	3	388,683
North Carolina	3	954,736
North Dakota	2	221,314
Ohio	2	404,815
Oklahoma	1	308,307
Pennsylvania	6	1,179,319
South Carolina	2	1,148,887
Tennessee	3	700,920
Texas	4	927,453
Utah	1	267,180
Virginia	2	629,318
Washington	2	228,500
West Virginia	1	137,337
Wisconsin	1	172,826

Total	76	17,787,566

	Owned	13,910,122	78%

	Leased	3,877,444	22%

Headquarters: Rosemont, IL		297,944

Shared Services Center: Tempe, AZ		133,225

As of February 18, 2015, we also had certain properties held for sale with a carrying value of $4 million. We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently intended.

Item 3. Legal Proceedings

Indemnification by Ahold for Certain Matters

In connection with the 2007 sale of US Foods to USF Holding Corp., a corporation formed and controlled by investment funds associated with or managed by CD&R and KKR, by Ahold in 2007 (the “2007 Transaction”), Ahold committed to indemnify and hold us harmless from and against damages (which includes losses, liabilities, obligations, and claims of any kind) and litigation costs (including attorneys’ fees and expenses) suffered, incurred or paid after the 2007 Transaction closing date related to certain matters described in the Pricing Litigation section below. More information is available in Note 21 to the Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

2006 Pricing Litigation

In October 2006, two customers filed a putative class action against Ahold and us. In December 2006, an amended complaint named a third plaintiff. The complaint focuses on certain of our pricing practices in contracts with some customers. In February 2007, we filed a motion to dismiss the complaint. In August 2007, two additional customers filed punitive class action complaints. These two additional lawsuits are based upon the pricing practices at issue in the October 2006 case.

In November 2007, the Judicial Panel on Multidistrict Litigation ordered the transfer of the two additional lawsuits to the jurisdiction in which the first lawsuit was filed—the U.S. District Court for the District of Connecticut—for consolidated or coordinated proceedings. In June 2008, the plaintiffs filed their consolidated and amended class action complaint. We moved to dismiss this complaint. In August 2009, the plaintiffs filed a motion for class certification. In December 2009, the court issued a ruling on our motion to dismiss. It dismissed Ahold from the case and also dismissed certain of the plaintiffs’ claims.

On November 30, 2011, the court issued its ruling granting the plaintiffs motion to certify the class. On April 4, 2012, the U.S. Court of Appeals for the Second Circuit granted our request to appeal the District Court’s decision which granted class certification. Oral argument was held and the court upheld the grant of class certification. We filed a writ of certiorari to the U.S. Supreme Court which was denied on April 29, 2014.

In December 2014, the United States District Court of Connecticut finalized the settlement agreement under which Ahold paid $297 million to the settlement fund and we were released from all claims. Ahold had indemnified us in regards to this matter and, as a consequence, payment of the settlement by Ahold did not impact our financial position, results of operations or cash flows.

Florida State Pricing Subpoena

On May 5, 2011, the State of Florida Department of Financial Services issued a subpoena to the Company requesting a broad range of information regarding vendor information, logistics/freight as well as pricing, allowances, and rebates that the Company obtained from the sale of products and services for the term of the contract. The subpoena focuses on all pricing and rebates earned during this period relative to the Florida Department of Corrections. We learned of two qui tam suits, filed in Florida state court, against the Company, one of which was filed by a former official in the Florida Department of Corrections. The complaints are sealed and no additional information is presently available about the nature of either suit, the claims alleged or remedies sought.

We have engaged in ongoing discussions to seek resolution of this matter and continue to cooperate with the State of Florida by providing the requested documentation. We do not believe at this time that an unfavorable outcome from this matter is probable and, accordingly, no such liability has been recorded. Due to the inherent uncertainty of legal proceedings, it is reasonably possible we could suffer a loss as a result of this matter; however, an estimate of a possible loss or range of loss from this matter cannot be made at this time.

Other Pricing Related Matters

We have received a request for information from the Office of the Attorney General of the State of California seeking information regarding our California customers from 2001 to present. We are cooperating with the investigation.

We do not believe at this time that an unfavorable outcome from this matter is probable and, accordingly, no such liability has been recorded. Due to the inherent uncertainty of legal proceedings, it is reasonably possible we could suffer a loss as a result of this matter; however, an estimate of a possible loss or range of loss from this matter cannot be made at this time.

At this stage, we cannot determine the likelihood of success of any of the above pricing related claims or the potential liability if they are successful and therefore there can be no assurance that an adverse determination with respect to any pricing related matter would not have a material adverse effect on our financial condition.

Eagan Labor Dispute

In 2008, we closed our Eagan, Minnesota and Fairfield, Ohio divisions, and recorded a liability of approximately $40 million for the related multiemployer pension withdrawal liability. In 2010, we received formal notice and demand for payment of a $40 million withdrawal liability, which is payable in monthly installments through November 2023. During the 2011 fiscal third quarter, we were assessed an additional $17 million multiemployer pension withdrawal liability for the Eagan facility. The parties agreed to arbitrate this matter, and discovery began during the fiscal third quarter of 2012. The parties engaged in good faith settlement negotiations during the fiscal third and fourth quarters of 2013. The arbitration and related discovery were stayed pending settlement negotiations. The negotiations reached an unexpected impasse and ceased in December 2013. The arbitrator ruled that the only contested issue is a legal question and ordered the parties to submit cross motions for summary judgment. The parties submitted stipulated facts and cross motions for summary judgment in January 2015. After review, the arbitrator will issue an interim award. Discovery is stayed pending the arbitrator’s ruling. We believe we have meritorious defenses against the assessment for the additional pension withdrawal liability. We do not believe, at this time, that a loss from such obligation is probable and, accordingly, no liability has been recorded. However, it is reasonably possible we may ultimately be required to pay an amount up to $17 million.

Other Legal Proceedings

In addition to those described above, the Company and its subsidiaries are parties to a number of other legal proceedings arising from the normal course of business. These legal proceedings—whether pending, threatened or unasserted—if decided adversely to or settled by us, may result in liabilities material to our financial position, results of operations, or cash flows. We have recognized provisions with respect to the proceedings where appropriate. These are reflected in our Consolidated Balance Sheets. It is possible that we could be required to make expenditures in excess of the established provisions, in amounts we cannot reasonably estimate. However, we believe that the ultimate resolution of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. It is our policy to expense attorney fees as incurred.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly owned subsidiary of USF Holding Corp. (“USF Holding”). USF Holding was formed and controlled by investment funds associated with or managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), and Kohlberg Kravis Roberts & Co, (“KKR”) (collectively the “Sponsors” ), which own substantially all of the outstanding common stock of USF Holding. There is no established public trading market of our common stock or the common stock of USF Holding. See Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information about USF Holding ownership.

Item 6.	Selected Financial Data

We operate on a 52-53 week fiscal year, with all periods ending on Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth fiscal quarter. All years presented were 52 weeks. The following table presents selected consolidated financial data for the last five fiscal years:

	Fiscal Year
	2014	2013	2012	2011	2010
	(Dollars in millions)
Consolidated Statements of Operations Data:
Net sales	$23,020	$22,297	$21,665	$20,345	$18,862
Cost of goods sold	19,222	18,474	17,972	16,840	15,452

Gross profit	3,798	3,823	3,693	3,505	3,410
Operating expenses:
Distribution, selling and administrative costs	3,546	3,494	3,350	3,194	3,055
Restructuring and tangible asset impairment charges	—	8	9	72	11

Total operating expenses	3,546	3,502	3,359	3,266	3,066

Operating income	252	321	334	239	344
Interest expense—net	289	306	312	307	341
Loss on extinguishment of debt	—	42	31	76	—

Income (loss) before income taxes	(37)	(27)	(9)	(144)	3
Income tax provision (benefit)	36	30	42	(42)	16

Net loss	$(73)	$(57)	$(51)	$(102)	$(13)

Other Data:
Cash flows from operating activities	$402	$322	$316	$419	$481
Cash flows from investing activities	(118)	(187)	(380)	(338)	(258)
Cash flows from financing activities	(120)	(197)	103	(301)	(30)
Capital expenditures	147	191	294	304	272
EBITDA(a)	664	667	659	506	652
Adjusted EBITDA(a)	866	845	841	812	736

Balance Sheet Date:
Cash and cash equivalents	$344	$180	$242	$203	$423
Total assets	9,057	9,186	9,263	8,916	9,054
Total debt	4,748	4,770	4,814	4,641	4,855
Shareholder’s equity	1,665	1,882	1,815	1,861	1,942

(a)

Management uses EBITDA and Adjusted EBITDA to measure operating performance. EBITDA is defined as Net loss, plus Interest expense—net, Income tax (provision) benefit, and depreciation and amortization. Adjusted EBITDA is defined as

EBITDA adjusted for 1) Sponsor fees; 2) Restructuring and tangible asset impairment charges; 3) share-based compensation expense; 4) business transformation costs; 5) Acquisition related costs; 6) other gains, losses, or charges as specified under our debt agreements; and 7) the non-cash impact of net LIFO adjustments. EBITDA and Adjusted EBITDA, are supplemental measures of our performance. They are not required by—or presented in accordance with—accounting principles generally accepted in the United States of America (“GAAP”). They are not measurements of our performance under GAAP. In addition, they should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP, or as alternatives to cash flows from operating activities as measures of our liquidity. See additional information for the use of these measures and non-GAAP reconciliations below.

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

Our debt agreements specify items that should be added to EBITDA in arriving at Adjusted EBITDA. These include Sponsor fees, share-based compensation expense, impairment charges, restructuring charges, the non-cash impact of net LIFO adjustments, and gains and losses on debt transactions. When there are other small, specified costs to add to EBITDA to arrive at Adjusted EBITDA, we combine those items under Other.

The charges resulting from lump-sum payment settlements to retirees and former employees participating in several Company-sponsored pension plans, and direct and incremental costs related to the Acquisition, were also added back to EBITDA to arrive at Adjusted EBITDA. Costs to optimize our business were also added back to EBITDA to arrive at Adjusted EBITDA. These business transformation costs include third party and duplicate or incremental internal costs. Those items are related to functionalization, and significant process and systems redesign in the Company’s replenishment, finance, category management and human resources functions; company rebranding; cash & carry retail store strategy; and implementation and process and system redesign related to the Company’s sales model.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net loss, for the last five fiscal years:

	2014	2013	2012	2011	2010
	(Dollars in millions)

Net loss	$(73)	$(57)	$(51)	$(102)	$(13)
Interest expense—net	289	306	312	307	341
Income tax provision (benefit)	36	30	42	(42)	16
Depreciation and amortization expense	412	388	356	343	308

EBITDA	664	667	659	506	652
Adjustments:
Sponsor fees(1)	10	10	10	10	11
Restructuring and tangible asset impairment charges(2)	—	8	9	72	11
Share-based compensation expense(3)	12	8	4	15	3
Net LIFO reserve change(4)	60	12	13	59	30
Loss on extinguishment of debt(5)	—	42	31	76	—
Pension settlement(6)	2	2	18	—	—
Business transformation costs(7)	54	61	75	45	18
Acquisition related costs(8)	38	4	—	—	—
Other(9)	26	31	22	29	11

Adjusted EBITDA	$866	$845	$841	$812	$736

(1)	Consists of management fees paid to the Sponsors.
(2)	Primarily consists of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for vesting of USF Holding stock option awards, restricted stock and restricted stock units.
(4)	Consists of net changes in the LIFO reserve.
(5)	Includes fees paid to debt holders, third party costs, early redemption premium, and the write off of old debt facility unamortized debt issuance costs. See Note 11—Debt in the Notes to the Audited Consolidated Financial Statements for a further description of debt refinancing transactions.
(6)	Consists of charges resulting from lump-sum payment settlements to retirees and former employees participating in several Company sponsored pension plans.
(7)	Consists primarily of costs related to functionalization and significant process and systems redesign.
(8)	Consists of direct and incremental costs related to the Acquisition.
(9)	Other includes gains, losses or charges as specified under the Company’s debt agreements, including $16 million of costs subject to coverage under the Company’s insurance policies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results includes certain financial measures not required by—or presented in accordance with—accounting principles generally accepted in the United States of America (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed in non-GAAP Reconciliations below.

Overview

We are a leading foodservice distributor in the United States, with about $23 billion in net sales for fiscal 2014. The Company provides an important link between over 5,000 suppliers and our 200,000 foodservice customers nationwide. We offer an innovative array of fresh, frozen and dry food, and non-food products, with approximately 350,000 stock-keeping units (“SKUs”). US Foods provides value-added services that meet specific customer needs. We believe the Company has one of the most extensive private label product portfolios in foodservice distribution. For the latest fiscal year, this represented about 30,000 SKUs, and approximately $7 billion in net sales. Many customers benefit from our support services, such as product selection, menu preparation and costing strategies.

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

Strategic Transformation

Our vision, “To create a great American food company focused solely on foodservice.” This statement serves as a guide for our corporate strategy, summarized in four words: food, food people, and easy.

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

Our investments in the business reflect these strategic priorities. In 2015, we continue to look for opportunities to provide our customers with new and innovative products and services. We also plan to enhance our category management and merchandising initiatives, and to optimize supply chain operations.

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

The foodservice market is highly competitive and fragmented, with intense competition and modest demand growth. During 2015, we expect continued pressures on consumer spending and competition. Because we do not anticipate any material improvement in the demand for foodservice, we will likely see modest demand growth. We will remain focused on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.

Proposed Acquisition by Sysco

Merger Agreement

USF Holding is our parent company, which owns substantially all of our outstanding shares of common stock. On December 8, 2013, it entered into a merger agreement (the “Merger Agreement”) with Sysco Corporation (“Sysco”); Scorpion Corporation I, Inc., a Delaware corporation and a wholly owned subsidiary of Sysco (“Merger Sub One”); and Scorpion Company II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Sysco (“Merger Sub Two”), pursuant to which Sysco will acquire USF Holding (the “Acquisition”) on the terms and subject to the conditions set forth in the Merger Agreement.

The Merger Agreement provides that the Acquisition will take place in two steps. First, Merger Sub One will merge with and into USF Holding, which will make USF Holding a wholly owned subsidiary of Sysco. Second, immediately following the initial merger, US Holding Corp. will merge with and into Merger Sub Two. Then Merger Sub Two will survive as a wholly owned subsidiary of Sysco. Following the Acquisition, US Foods will be a wholly owned subsidiary of Merger Sub Two, making it an indirect, wholly owned subsidiary of Sysco. The Merger Agreement contains customary representations, warranties and covenants and is subject to the customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The Merger Agreement generally requires each party to take all actions necessary to resolve objections to the Acquisition under any antitrust law. However, Sysco is not required to take any action to obtain antitrust approvals that would require it to divest assets of 1) Sysco, 2) US Holding Corp., or 3) any of their subsidiaries representing—in the aggregate—revenues in excess of $2 billion. On February 19, 2015, the FTC voted by a margin of 3-2 to seek to block the Merger by filing a federal district court action in the District of Columbia for a preliminary injunction to prevent the parties from closing the Acquisition until after a full trial is conducted by a FTC Administrative Law Judge in a separate administrative action that was filed concurrently by the FTC. In addition, the District of Columbia and the following state attorneys general have joined the FTC’s complaint for a preliminary injunction: California, Illinois, Iowa, Maryland, Minnesota, Nebraska, Ohio, Pennsylvania, Tennessee, and Virginia. Sysco issued a press release, announcing that it will contest the FTC’s attempt to block the proposed Acquisition. The preliminary injunctive hearing in federal court is scheduled to commence on May 5, 2015 and conclude no later than May 13, 2015. The FTC administrative trial is scheduled to commence on July 21, 2015. In connection with the negotiations with the FTC, Sysco, USF Holding, US Foods, and certain of our subsidiaries have entered into the Asset Purchase Agreement with Performance Food Group, Inc. (“PFG”), which provides for the sale to PFG of US Foods facilities in 11 markets upon consummation of the Acquisition. These facilities, represent approximately $4.6 billion in annual sales.

The Merger Agreement may be terminated by either party if the Acquisition has not closed prior to May 7, 2015. However, if all of the conditions for closing of the Acquisition—other than receiving clearance under the HSR Act—are satisfied or able to be satisfied by that date, the Merger Termination Date may be extended by either party for 60 day intervals, up to a date not beyond September 8, 2015 (the “Outside Date”). On March 6, 2015, Sysco notified USF Holding of its decision to extend the termination date of the Merger Agreement for 60 days, from the then current termination date of March 8, 2015, to May 7, 2015. If the Merger Agreement is terminated because the required antitrust approvals cannot be obtained, in certain circumstances Sysco will be required to pay USF Holding, a termination fee of $300 million.

See “Item 1A. Risk Factors” for Risks Related to the Proposed Acquisition by Sysco.

Divestiture

On February 2, 2015, USF Holding, US Foods and certain of our subsidiaries and Sysco entered into an asset purchase agreement (the “Asset Purchase Agreement”) with PFG, pursuant to which PFG agreed to purchase, subject to the terms and conditions of the Asset Purchase Agreement, eleven US Foods distribution centers located in the Cleveland, Ohio; Corona, California; Denver, Colorado; Kansas City, Kansas; Las Vegas, Nevada; Minneapolis, Minnesota; Phoenix, Arizona (including the Phoenix Stock Yards business); Salt Lake City, Utah; San Diego, California (including the San Diego Stock Yards business); San Francisco, California and Seattle, Washington markets and related assets and liabilities (collectively, the “Divested Business”), in connection with (and subject to) the closing of the Acquisition.

The Asset Purchase Agreement contains customary representations, warranties and covenants. In addition, the Asset Purchase Agreement contains certain termination rights, including the right for PFG to terminate if the Acquisition has not closed by the earlier of September 9, 2015 and the Outside Date (subject to PFG’s right to extend under certain circumstances), and automatically terminates in the event the Merger Agreement terminates. The Asset Purchase Agreement provides that, upon termination under certain circumstances, PFG will be entitled to receive an aggregate termination fee of $25 million if termination occurs after May 2, 2015 and on or prior to July 6, 2015 and $50 million after July 6, 2015, with each of Sysco and US Foods responsible for one half of such aggregate fee.

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

Impact of the Acquisition on the Business

The Merger Agreement and Asset Purchase Agreement have some restrictive covenants that limit our ability to take certain actions until the Acquisition closes or the Merger Agreement and Asset Purchase Agreement terminates.

Under the Merger Agreement, we must use commercially reasonable efforts to operate our business as we ordinarily would, and consistent with past practice in all material respects, and to preserve our business and assets. Without the consent of Sysco (not to be unreasonably withheld, conditioned or delayed), we may not (with limited exceptions) take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including the following:

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

Under the Asset Purchase Agreement, we must conduct the Divested Business as we ordinarily would, and use commercially reasonable efforts to preserve intact the Divested Business and related assets and relationships in all material respects. Without the consent of PFG (not to be unreasonably withheld, conditioned or delayed) we may not take, authorize, agree or commit to do certain actions related to the Divested Business, including the following:

•	Grant increased benefits other than in the ordinary course of business, consistent with past practices and applying uniformly to similar situated employees

•	Make certain transfers of employees or assets into or out of the Divested Business

•	Enter into contracts for the option, purchase, or lease of real property

•	Enter into, modifying or terminating material contracts

•	Settle proceedings related to the Divested Business other than for solely money damages to be paid by us

•	Enter into contracts that would restrict PFG from engaging or competing in any line of business

•	Purchase or order inventory outside the ordinary course of business

Results of Operations

Accounting Periods

We operate on a 52-53 week fiscal year, with all periods ending on Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. Fiscal 2014, 2013 and 2012 all consisted of 52 weeks. The following table presents selected consolidated results of operations of our business for the last three fiscal years:

	2014	2013	2012
	(in millions)

Consolidated Statements of Operations:
Net sales	$23,020	$22,297	$21,665
Cost of goods sold	19,222	18,474	17,972

Gross profit	3,798	3,823	3,693
Operating expenses:
Distribution, selling and administrative costs	3,546	3,494	3,350
Restructuring and tangible asset impairment charges	—	8	9

Total operating expenses	3,546	3,502	3,359

Operating income	252	321	334
Interest expense - net	289	306	312
Loss on extinguishment of debt	—	42	31

Loss before income taxes	(37)	(27)	(9)
Income tax provision	36	30	42

Net loss	$(73)	$(57)	$(51)

Percentage of Net Sales:
Gross profit	16.5%	17.1%	17.0%
Distribution, selling and administrative costs	15.4%	15.7%	15.5%
Operating expense	15.4%	15.7%	15.5%
Operating income	1.1%	1.4%	1.5%
Net loss	(0.3)%	(0.3)%	(0.2)%

Other Data:
EBITDA (1)	$664	$667	$659
Adjusted EBITDA (1)	$866	$845	$841

(1)	EBITDA and Adjusted EBITDA are measures used by management to measure operating performance. EBITDA is defined as Net income (loss), plus Interest expense – net, Income tax provision (benefit) and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees; 2) Restructuring and tangible asset impairment charges; 3) share-based compensation expense; 4) business transformation costs; 5) Acquisition related costs; 6) other gains, losses, or charges as specified under our debt agreements; and 7) the non-cash impact of net LIFO adjustments. EBITDA and Adjusted EBITDA, as presented in this Annual Report on Form 10-K, are supplemental measures of our performance that are not required by—or presented in accordance with—accounting principles GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to Net income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity.

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

Our debt agreements specify items that should be added to EBITDA in arriving at Adjusted EBITDA. These include, among other things, Sponsor fees, share-based compensation expense, impairment charges, restructuring charges, the non-cash impact of net LIFO adjustments, and gains and losses on debt transactions. Where there are other small, specified costs to add to EBITDA to arrive at Adjusted EBITDA, we combine those items under Other.

The charges resulting from lump-sum payment settlements to former employees participating in several Company-sponsored pension plans were also added to EBITDA in arriving at Adjusted EBITDA. Costs to optimize our business were also added back to EBITDA to arrive at Adjusted EBITDA. These business transformation costs included third party and duplicate or incremental internal costs. Those items are related to functionalization, and significant process and systems redesign in the Company’s replenishment, finance, category management and human resources functions; company rebranding; cash & carry retail store strategy; and implementation and process and system redesign related to the Company’s sales model.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net loss, for the last three fiscal years:

	2014	2013	2012
		(in millions)

Net loss	$(73)	$(57)	$(51)
Interest expense—net	289	306	312
Income tax provision	36	30	42
Depreciation and amortization expense	412	388	356

	664	667	659

Adjustments:
Sponsor fees (1)	10	10	10
Restructuring and tangible asset impairment charges (2)	—	8	9
Share-based compensation expense (3)	12	8	4
Net LIFO reserve change (4)	60	12	13
Loss on extinguishment of debt (5)	—	42	31
Pension settlement (6)	2	2	18
Business transformation costs (7)	54	61	75
Acquisition related costs (8)	38	4	—
Other (9)	26	31	22

	$866	$845	$841

(1)	Consists of management fees paid to the Sponsors.
(2)	Primarily consists of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for vesting of USF Holding Corp. stock option awards, restricted stock and restricted stock units.
(4)	Consists of net changes in the LIFO reserve.
(5)	Includes fees paid to debt holders, third party costs, early redemption premium, and the write off of old debt facility unamortized debt issuance costs. See Note 11—Debt in the Notes to the Audited Consolidated Financial Statements for a further description of debt refinancing transactions.
(6)	Consists of charges resulting from lump-sum payment settlements to retirees and former employees participating in several Company sponsored pension plans.
(7)	Consists primarily of costs related to functionalization and significant process and systems redesign.
(8)	Consists of direct and incremental costs related to the Acquisition.
(9)	Other includes gains, losses or charges as specified under the Company’s debt agreements, including $16 million of costs subject to coverage under the Company’s insurance policies.

Highlights

This is a comparison of results between fiscal 2014 and 2013:

•	Net sales increased $723 million, or 3.2%, to $23,020 million.

•	Operating income, as a percentage of net sales, was 1.1% in 2014 as compared to 1.4% in 2013. Fiscal 2014 operating income included Acquisition related costs of $38 million.

•	Adjusted EBITDA increased 2.5% or $21 million, to $866 million.

Fiscal Years Ended December 27, 2014 and December 28, 2013

Net Sales

Net sales increased $723 million, or 3.2%, to $23,020 million in 2014 versus $22,297 million in 2013. The improvement was primarily due to increased sales to independent restaurants, healthcare and hospitality customers, and was partially offset by lower sales to national chain customers. Case volume decreased 1.2% or $250 million from the prior year. Higher product cost favorably impacted net sales in 2014 as a significant portion of our business is based on percentage markups over actual cost.

Gross Profit

Gross profit decreased $25 million, or 0.6%, to $3,798 million in 2014, from $3,823 million in 2013. Gross profit as a percentage of net sales decreased by 0.6% to 16.5% in 2014, as compared to 17.1% in 2013. Lower gross profit reflected commodity pricing pressures and competitive market conditions, partially offset by merchandising initiatives.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative expenses increased $52 million, or 1.5%, to $3,546 million in 2014 from $3,494 million in 2013. As a percentage of net sales, Distribution, selling and administrative costs decreased 0.3% to 15.4% from 15.7% last year. Increases in Distribution, selling and administrative costs were due primarily to $38 million of 2014 direct and incremental costs related to the pending Acquisition, and a $24 million increase in Depreciation and amortization expense, primarily due to investments in technology and fleet.These increases were partially offset by $9 million lower marketing and branding related costs. Year over year salary inflation increases were offset by lower headcount and a $20 million decrease in Company sponsored benefit plans’ pension costs.

Restructuring and Tangible Asset Impairment Charges

During 2014, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million. These charges were offset by the favorable impacts of changes in estimated provisions for unused leases and severance costs of $2 million.

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

Operating Income

Operating income decreased $68 million or 21.2% to $253 million in 2014, compared to $321 million in 2013. Operating income as a percentage of net sales decreased 0.3% to 1.1% in 2014 from 1.4% in 2013. The operating income changes were primarily due to the factors discussed above.

Interest Expense-Net

Interest expense –net decreased $17 million to $289 million in 2014 from $306 million in 2013. Lower overall borrowing costs as a result of the 2013 debt refinancing transactions and a decrease in average borrowings on our revolving credit facility, were partially offset by interest expense attributable to capital lease additions.

Loss on Extinguishment of Debt

The 2013 loss on extinguishment of debt consists of a write-off of unamortized debt issuance costs, as well as loan fees and third party costs relating to the Amended 2011 Term Loan and an early redemption premium and a write-off of unamortized debt issuance costs relating to the redemption of our 11.25% Senior Subordinated Notes (“Senior Subordinated Notes”). For a detailed description of our Senior Subordinated Notes redemption transaction, see Note 11—Debt in the Notes to the Audited Consolidated Financial Statements.

Income Taxes

We recorded an income tax provisions of $36 million and $30 million for 2014 and 2013, respectively. The effective tax rate of 97% for 2014 was primarily affected by a $55 million increase in the valuation allowance related to intangible assets, and an $8 million increase in deferred tax assets related to additional income tax credits. The effective tax rate of 109% for 2013 was primarily affected by a $32 million increase in the valuation allowance related to intangible assets, and a $5 million decrease in deferred tax assets for stock awards settled. See Note 19—Income Taxes in the Notes to the Audited Consolidated Financial Statements for a reconciliation of our effective tax rates to the statutory rate.

Net Loss

Net loss increased $16 million to $73 million in 2014, as compared to net loss of $57 million in 2013. The higher net loss was due to the factors discussed above.

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

Interest Expense-Net

Interest expense-Net decreased $6 million to $306 million in 2013 from $312 million in 2012. Lower overall borrowing costs as a result of the Company’s debt refinancing transactions were partially offset by an increase in average borrowings.

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

Income Taxes

We recorded income tax provisions of $30 million and $42 million for 2013 and 2012, respectively. The effective tax rate of 109% for 2013 was primarily affected by a $32 million increase in the valuation allowance related to intangible assets, and a $5 million decrease in deferred tax assets for stock awards settled. The effective tax rate of 487% for 2012 was primarily affected by a $44 million increase in the valuation allowance related to intangible assets. See Note 19—Income Taxes in the Notes to the Audited Consolidated Financial Statements for a reconciliation of our effective tax rates to the statutory rate.

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

Indebtedness

We are highly leveraged, with significant scheduled debt maturities during the next five years. A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing costs of operations, working capital and capital expenditures. As of December 27, 2014, we had $4,733 million in aggregate indebtedness outstanding. We had commitments for additional borrowings under our asset-based senior secured revolving loan ABL Facility (“ABL Facility”) and our 2012 ABS Facility (“2012 ABS Facility”) of $929 million (of which $829 million was available based on our borrowing base), all of which were secured.

Our primary financing sources for working capital and capital expenditures are our asset-backed senior secured revolving loan facility ABL Facility and our accounts receivable financing facility 2012 ABS Facility.

The ABL Facility provides for loans of up to $1,100 million, with its capacity limited by borrowing base calculations. As of December 27, 2014, we had no outstanding borrowings, but had issued Letters of Credit totaling $335 million under the ABL Facility. There was available capacity on the ABL Facility of $765 million at December 27, 2014, based on the borrowing base calculation.

Under the 2012 ABS Facility, the Company and certain subsidiaries sell, on a revolving basis, their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary of the Company. This subsidiary, in turn, grants to the administrative agent for the benefit of the lenders a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). See Note 5—Accounts Receivable Financing Program in the Notes to the Audited Consolidated Financial Statements, for a further description of this program. The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $636 million at December 27, 2014. The Company, at its option, can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $64 million at December 27, 2014, based on the borrowing base calculation. On August 8, 2014, the 2012 ABS Facility was amended whereby the maturity date was extended from August 27, 2015 to the earlier of August 5, 2016, or the termination date of the ABL Facility, currently May 11, 2016. The interest rate on outstanding borrowings was reduced 25 basis points. The Company incurred less than $1 million of costs and fees related to the 2012 ABS Facility amendment.

The Company has $1,350 million of 8.5% unsecured Senior Notes due June 30, 2019 outstanding as of December 27, 2014. On December 19, 2013, the indenture for the Senior Notes (the “Senior Note Indenture”) was amended so that the Acquisition by Sysco will not constitute a “Change of Control.” This was authorized through the consent of the holders of our Senior Notes. In the event of a “Change of Control,” the holders of the Senior Notes would have the right to require the Company to repurchase all or any part of their notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. If the Acquisition is terminated under the terms of the Merger Agreement, or is not completed by September 8, 2015, the Senior Note Indenture will revert to its original terms. Holders of the Senior Notes received fees of $3.4 million as consideration for agreeing to the amendment. Under the Merger Agreement, Sysco funded the payment of the consent fees to the holders in December 2013.

Due to the debt refinancing transactions completed in recent years, $3.4 billion of our debt facilities will not mature until 2019. Our remaining $1.3 billion of debt facilities mature at various dates, including $684 million in 2016 and $522 million in 2017. As economic conditions permit, and as permitted under the Merger Agreement terms, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of our indebtedness, see Note 11—Debt in the Notes to the Audited Consolidated Financial Statements.

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

Our credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. Certain debt agreements also contain various and customary events of default with respect to the loans. Those include, without limitation, the failure to pay interest or principal when this is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding—plus unpaid interest and other amounts owed—may be declared immediately due and payable to the lenders. If this happened, we would be forced to seek new financing that may not be as favorable as our current facilities. Our ability to refinance indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness

(which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of December 27, 2014, we were in compliance with all of our debt agreements.

Cash Flows

This table presents condensed highlights from the cash flow statements for the last three fiscal years:

	2014	2013	2012
	(in millions)

Net loss	$(73)	$(57)	$(51)
Changes in operating assets and liabilities, net of acquisitions of businesses	(11)	(123)	(101)
Other adjustments	486	502	468

Net cash provided by operating activities	402	322	316
Net cash used in investing activities	(118)	(187)	(380)
Net cash (used in) provided by financing activities	(120)	(197)	103

Net (decrease) increase in cash and cash equivalents	164	(62)	39
Cash and cash equivalents, beginning of period	180	242	203

Cash and cash equivalents, end of period	$344	$180	$242

Cash flows provided by operating activities were $402 million in 2014, compared to $322 million in 2013 and $316 million in 2012. Cash flows provided by operating activities increased $80 million in 2014 from 2013. Lower Inventories were partially offset by an increase in Accounts receivable and lower Accrued expenses and other liabilities. Cash flows provided by operating activities increased $6 million in 2013 from 2012. Decreases in Accounts receivable and Inventories, and an increase in Accrued expenses and other liabilities, were partially offset by lower Accounts payable and lower Operating income.

Cash flows provided by operating activities in 2014 were unfavorably affected by changes in operating assets and liabilities—including an increase in Accounts receivable and decreases in Accounts payable and Accrued expenses and other liabilities, partially offset by a decrease in Inventories. Cash flows from operating activities include $10 million of insurance recoveries related to tornado damage to a distribution facility. Cash flows provided by operating activities in 2013 were unfavorably affected by changes in operating assets and liabilities. This included higher Inventories and Accounts receivable and lower Accounts payable. Cash flows provided by operating activities in 2012 were unfavorably affected by changes in operating assets and liabilities, including increases in Inventories and Accounts receivable and a decrease in Accrued expenses and other liabilities, partially offset by an increase in Accounts payable and improved operating results.

Investing Activities

Cash flows used in investing activities in 2014 included purchases of property and equipment of $147 million, proceeds from sales of property and equipment of $25 million and $4 million of insurance recoveries related to property and equipment of a distribution facility damaged by a tornado. Cash flows used in investing activities in 2013 included purchases of property and equipment of $191 million, and proceeds from sales of property and equipment of $15 million. Cash flows used in investing activities for 2012 included purchases of property plant and equipment of $293 million, and proceeds from sales of property and equipment of $20 million.

Capital expenditures in 2014, 2013 and 2012 included fleet replacement and investments in information technology to improve our business, as well as new construction and/or expansion of distribution facilities. Additionally, we entered into $97 million, $101 million and $22 million of capital lease obligations in 2014, 2013 and 2012, respectively. The 2014 capital lease obligations included $70 million for fleet replacement and $27 million for a distribution facility addition. The 2013 capital lease obligations were primarily for fleet replacement. Our 2012 capital lease obligation was for a shared services center.

We expect cash capital expenditures in 2015 to be approximately $200 million. The expenditures will focus on information technology, warehouse equipment and facility construction and/or expansion. We expect to also enter into approximately $100 million of fleet capital leases in 2015. We expect to fund our 2015 capital expenditures with available cash balances or cash generated from operations.

Cash flows used in investing activities during 2013 included the acquisition of one foodservice distributor for $14 million in cash, plus a contingent consideration of $2 million. We also had a purchase price adjustment of $2 million in 2013 related to two 2012 acquisitions. In 2012, Cash flows used in investing activities included business acquisitions of five foodservice distributors for $106 million in cash, plus a contingent consideration of $6 million. These acquisitions have been integrated into our foodservice distribution network.

Financing Activities

Cash flows used in financing activities of $120 million in 2014 resulted from $50 million of net payments on our 2012 ABS Facility, $20 million of net payments on our ABL Facility, $24 million of scheduled payments on other debt facilities, $24 million related to capital lease obligations and $2 million of contingent consideration related to a 2013 business acquisition.

Cash flows used in financing activities of $197 million in 2013 primarily resulted from net payments on debt facilities, and costs and fees paid related to our 2013 debt refinancing transactions.

In June 2013, we refinanced our term loan facilities into a new $2,100 million term facility. Lenders exchanged $1,634 million in principal under our previous term loan facilities for a like amount of principal in the new facility. We received proceeds of $466 million from continuing and new lenders purchasing additional principal in the new term loan facility. The cash proceeds were used to pay down $457 million in principal of the previous term loan facilities. In January 2013, we used proceeds of $388 million from Senior Note issuances primarily to redeem $355 million in principal of our Senior Subordinated Notes, plus an early redemption premium of $20 million. We incurred total cash costs of $29 million in connection with the 2013 debt refinancing transactions, including costs to register our Senior Notes. Additionally, we made net payments on our ABL Facility of $150 million as well as $27 million of scheduled payments on other debt facilities. In 2013, we paid $6 million of contingent consideration related to 2012 business acquisitions. In 2013, we paid $8 million to repurchase common shares of our parent company, USF Holding Corp., from employees who left the Company. The shares were acquired through the management stockholder’s agreement associated with our stock incentive plan.

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

Retirement Plans

We maintain several qualified retirement plans and a nonqualified retirement plan (“Retirement Plans”) that pay benefits to certain employees at retirement, using formulas based on a participant’s years of service and compensation. In addition, we maintain a postemployment health and welfare plan for certain employees. Management is responsible for the assumptions used by the actuaries it engages to calculate the Retirement Plans projected and accumulated benefit obligations and the annual expense recognized for these plans. The assumptions used in developing the required estimates primarily include discount rates, expected return on plan assets, compensation increase rates, retirement rates, mortality rates and, for postretirement benefits, health care cost trend rates.

In determining the discount rate, we use a hypothetical portfolio of high-quality fixed-income investments, for which the timing and amount of cash outflows approximates the estimated pension plan payouts. The use of a different discount rate would impact net pension and postretirement benefit costs and benefit obligations. The expected long-term rate of return on plan assets is derived from a mathematical asset model that incorporates assumptions on the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on long-term bonds and the historical returns of the major stock markets. The use of a different rate of return would impact net pension costs.

A one-half percentage point change in the assumed discount rate and return on plan asset rate would have the following effects (in millions):

		Increase (Decrease) in
	Percentage Change	2015 Net Periodic Pension Cost	2014 Projected Benefit Obligation
Pension Benefits:

Discount rate	0.5% increase	$(11)	$(76)

Discount rate	0.5% decrease	12	87

Expected return on plan assets	0.5% increase	4	—

Expected return on plan assets	0.5% decrease	(4)	—

Standard actuarial tables are used to estimate mortality rates. We adopted the new mortality tables published by the Society of Actuaries used to determine the 2014 projected benefit obligation.

Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net benefit cost of future periods. The sensitivity of assumptions reflects the impact of changing one assumption at a time and is specific to conditions at the end of 2014. Economic factors and conditions could affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear.

We contributed $49 million, $49 million and $47 million to the Retirement Plans in fiscal years 2014, 2013 and 2012, respectively. Estimated required and discretionary contributions expected to be contributed to the Retirement Plans in 2015 total $49 million.

For a further discussion of our Retirement plans, see Note 17—Retirement Plans in the Notes to the Audited Consolidated Financial Statements.

We also contribute to various multiemployer benefit plans under collective bargaining agreements. Our contributions to these plans were $32 million, $31 million and $28 million in fiscal years 2014, 2013 and 2012, respectively. At December 27, 2014, we had $51 million of multiemployer pension withdrawal liabilities related to closed facilities, payable in monthly installments through 2031, at effective interest rates of 5.9% to 6.7%. As discussed in Note 21—Commitments and Contingencies in the Notes to the Audited Consolidated Financial Statements, we were assessed an additional $17 million multiemployer pension withdrawal liability for a facility closed in 2008. We believe we have meritorious defenses against this assessment and intend to vigorously defend ourselves against the claim. At this time, we do not believe that paying this obligation is probable and, accordingly, have recorded no related liability. However, it is reasonably possible the Company may ultimately be required to pay an amount up to $17 million.

Additionally, employees are eligible to participate in a Company-sponsored defined contribution 401(k) plan. This plan provides that, under certain circumstances, we may make matching contributions of up to 50% of the first 6% of a participant’s compensation. We made contributions to this plan of $26 million, $25 million and $25 million in fiscal years 2014, 2013 and 2012, respectively.

Pricing Litigation

As described in Note 21—Commitments and Contingencies in the Notes to the Audited Consolidated Financial Statements, in December 2014, a pricing practices class action complaint against the Company relating to periods prior to the 2007 acquisition of the Company by its Sponsors, was settled. Under the settlement agreement, Ahold paid $297 million to the settlement fund and the Company was released from all claims. Ahold had indemnified the Company in regards to this matter and, as a consequence, payment of the settlement by Ahold did not impact the Company’s financial position, results of operations or cash flows.

Insurance Recoveries – Tornado Loss

As described in Note 21—Commitments and Contingencies in the Notes to the Audited Consolidated Financial Statements, on April 28, 2014, a tornado damaged a distribution facility and its contents, including building improvements, equipment and inventory. In order to service customers, business from the damaged facility was reassigned to other distribution facilities. We have insurance coverage on the distribution facility and its contents, as well as business interruption insurance. Our insurance policies provide for recoveries of the damaged property at replacement value and the damaged inventory at the greater of 1) expected selling price less unincurred selling costs or 2) cost plus 10%. Discussions are underway with the insurance carrier regarding the Company’s claims on the loss of the building and its contents, and the loss related to the business interruption. Anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. Anticipated insurance recoveries in excess of net book value of the damaged property and inventory will not be recorded until all contingencies relating to the claim have been resolved. The timing of and amounts of ultimate insurance recoveries is not known at this time.

As a result of the tornado damage, we recorded a tangible asset impairment charge of $3 million and a net charge to cost of goods sold of $14 million for damaged inventory. In addition, we have incurred costs of $3 million in 2014, including debris removal and clean-up costs, subject to coverage under our insurance policies. At December 27, 2014, these charges are offset by $14 million of initial advance payments received from insurance carriers and a receivable for insurance recoveries of $6 million that the Company has deemed as probable of recovery. We have classified the $4 million of insurance recoveries related to the damaged distribution facility assets as cash flows from investing activities and the $10 million of insurance recoveries related to damaged inventory and other costs incurred as cash flows from operating activities in our Consolidated Statement of Cash Flows.

In addition, we have incurred costs of $16 million in 2014 subject to coverage under our insurance policies.

Retention and Transaction Bonuses

As part of the Merger Agreement, the Company was given rights to offer retention and transaction bonuses to certain current employees that are integral to the successful completion of the transaction. The Company was approved to offer a maximum of $31.5 million and $10 million of retention bonuses and transaction bonuses, respectively. Additionally, the Company’s Chief Executive Officer (“CEO”) has agreed to reduce his continuation of base salary and bonus amounts by $3 million to be allocated at his discretion as bonuses to current employees (other than himself). The retention, transaction and other bonus payments are subject to consummation of the Acquisition and are payable on or after the transaction date. As of December 27, 2014, the Company has not and is not required to record a liability for these bonuses until the Acquisition is consummated.

In February 2015, the Company approved payment of transaction and retention bonuses at specific future dates even if the Acquisition is not consummated. The Company will record compensation costs beginning in February 2015.

Contractual Obligations

The following table includes information about contractual obligations as of December 27, 2014 that affect our liquidity and capital needs. The table includes information about payments due under specified contractual obligations and is aggregated by type of contractual obligation. It includes the maturity profile of our consolidated debt, operating leases and other long-term liabilities.

	Payments Due by Period (in millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Recorded Contractual Obligations:
Long-term debt, including capital lease obligations	$4,733	$52	$1,205	$3,431	$45
Multiemployer pension withdrawal obligations(1)	51	6	9	10	26
Uncertain tax positions, including interest and penalties(2)	5	—	—	5	—
Pension plans and other post-retirement benefits contributions(3)	49	49
Unrecorded Contractual Obligations:
Interest payments on debt(4)	1,022	254	475	290	3
Operating leases	184	35	56	41	52
Purchase obligations(5)	833	771	62	—	—

Total contractual cash obligations	$6,877	$1,167	$1,807	$3,777	$126

(1)	The amount shown represents multiemployer pension withdrawal obligations payable primarily in monthly installments through 2031.
(2)	The liabilities shown represent uncertain tax positions related to temporary differences and include $3 million in interest and penalties.
(3)	Pension plans and other postretirement benefits contributions are based on estimates for 2015. We do not have minimum funding requirement estimates under ERISA guidelines for the plans beyond 2015.
(4)	The amounts shown in the table include future interest payments on variable rate debt at current interest rates.
(5)	Purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed.

Off-Balance Sheet Arrangements

We entered into a $83 million letter of credit in favor of Ahold to secure their contingent exposure under guarantees of our obligations with respect to certain leases. Additionally, we entered into letters of credit of $242 million in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and letters of credit of $10 million for other obligations.

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

For goodwill, the reporting unit used in assessing impairment is our one business segment as described in Note 24—Business Segment Information in the Notes to the Audited Consolidated Financial Statements. Our assessment for impairment of goodwill utilized a combination of discounted cash flow analysis, comparative market multiples and comparative market transaction multiples. The results from each of the models are then weighted and combined into a single estimate of fair value for our reporting unit. The Company uses a weighting of 50%, 35% and 15% for the discounted cash flow analysis, comparative market multiples and comparative market transaction multiples, respectively, to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value of the reporting unit exceeds its fair value, we must then perform a comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon our fiscal 2014 annual goodwill impairment analysis, we believe the fair value of the Company’s reporting unit exceeded its carrying value.

Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a relief from royalty method. Similar to goodwill, the fair value of the intangible asset is determined for comparison to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based upon our fiscal 2014 annual impairment analysis, we believe the fair value of the Company’s brand name and trademark indefinite-lived intangible assets exceeded their carrying values.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. A substantial portion of our debt facilities bear interest at floating rates, based on London Inter Bank Offered Rate (“LIBOR”) or the prime rate. Accordingly, we will be exposed to fluctuations in interest rates. A 1% change in LIBOR and the prime rate would cause the interest expense on our $2.7 billion of floating rate debt facilities to change by approximately $27 million per year. This change does not consider the LIBOR floor of 1.0% on $2 billion in principal of our variable rate term loans.

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for product purchases, and increase the costs we incur to deliver products to our customers. To minimize fuel-related risks, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of December 27, 2014, we had diesel fuel forward purchase commitments totaling $177 million through December 2016. These locked in approximately 53% of our projected diesel fuel purchase needs for the contracted periods. A 10% change in diesel prices would cause our uncommitted diesel fuel costs through December 2016 to change by approximately $20 million.

Item 8.	Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

US Foods, Inc.

Rosemont, Illinois

We have audited the accompanying consolidated balance sheets of US Foods, Inc. and subsidiaries (the “Company”) as of December 27, 2014 and December 28, 2013, and the related consolidated statements of comprehensive income (loss), shareholder’s equity, and cash flows for each of the three fiscal years in the period ended December 27, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US Foods, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 20, 2015

US FOODS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 27, 2014 AND DECEMBER 28, 2013

(in thousands, except for share data)

	December 27,	December 28,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$343,659	$179,744
Accounts receivable, less allowances of $24,989 and $25,151	1,252,738	1,225,719
Vendor receivables, less allowances of $2,802 and $2,661	97,668	97,361
Inventories — net	1,050,898	1,161,558
Prepaid expenses	67,791	75,604
Deferred taxes	—	13,557
Assets held for sale	5,360	14,554
Other current assets	11,799	6,644

Total current assets	2,829,913	2,774,741
PROPERTY AND EQUIPMENT — Net	1,726,583	1,748,495
GOODWILL	3,835,477	3,835,477
OTHER INTANGIBLES — Net	602,827	753,840
DEFERRED FINANCING COSTS	26,144	39,282
OTHER ASSETS	36,170	33,742

TOTAL ASSETS	$9,057,114	$9,185,577

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$178,912	$185,369
Accounts payable	1,159,160	1,181,452
Accrued expenses and other current liabilities	435,638	423,635
Current portion of long-term debt	51,877	35,225

Total current liabilities	1,825,587	1,825,681
LONG-TERM DEBT	4,696,273	4,735,248
DEFERRED TAX LIABILITIES	420,319	408,153
OTHER LONG-TERM LIABILITIES	450,219	334,808

Total liabilities	7,392,398	7,303,890

COMMITMENTS AND CONTINGENCIES (See Note 21)
SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value — authorized, issued, and outstanding, 1,000 shares	1	1
Additional paid-in capital	2,336,528	2,325,223
Accumulated deficit	(513,772)	(440,858)
Accumulated other comprehensive loss	(158,041)	(2,679)

Total shareholder’s equity	1,664,716	1,881,687

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$9,057,114	$9,185,577

See Notes to Consolidated Financial Statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE FISCAL YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 29, 2012

(in thousands)

	2014	2013	2012

NET SALES	$23,019,801	$22,297,178	$21,664,921
COST OF GOODS SOLD	19,222,092	18,474,039	17,971,949

Gross profit	3,797,709	3,823,139	3,692,972
OPERATING EXPENSES:
Distribution, selling and administrative costs	3,545,453	3,494,254	3,349,539
Restructuring and tangible asset impairment charges	—	8,386	8,923

Total operating expenses	3,545,453	3,502,640	3,358,462

OPERATING INCOME	252,256	320,499	334,510
INTEREST EXPENSE—Net	289,202	306,087	311,812
LOSS ON EXTINGUISHMENT OF DEBT	—	41,796	31,423

Loss before income taxes	(36,946)	(27,384)	(8,725)
INCOME TAX PROVISION	35,968	29,822	42,448

NET LOSS	(72,914)	(57,206)	(51,173)
OTHER COMPREHENSIVE INCOME (LOSS):
Changes in retirement benefit obligations, net of income tax	(155,362)	122,963	(14,160)
Changes in interest rate swap derivative, net of income tax	—	542	17,570

COMPREHENSIVE INCOME (LOSS)	$(228,276)	$66,299	$(47,763)

See Notes to Consolidated Financial Statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

FOR THE FISCAL YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 29, 2012

(in thousands, except for share data)

					Accumulated Other Comprehensive Income (Loss)
	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Accumulated Deficit	Retirement Benefit Obligation	Interest Rate Swap Derivative	Total	Total Shareholder’s Equity

BALANCE—December 31, 2011	1,000	$1	$2,323,052	$(332,479)	$(111,482)	$(18,112)	$(129,594)	$1,860,980
Proceeds from parent company common stock sales	—	—	761	—	—	—	—	761
Parent company common stock repurchased	—	—	(3,734)	—	—	—	—	(3,734)
Share-based compensation expense	—	—	4,312	—	—	—	—	4,312
Changes in retirement benefit obligations, net of income tax	—	—	—	—	(14,160)	—	(14,160)	(14,160)
Changes in interest rate swap derivative, net of income tax	—	—	—	—	—	17,570	17,570	17,570
Net loss	—	—	—	(51,173)	—	—	—	(51,173)

BALANCE—December 29, 2012	1,000	1	2,324,391	(383,652)	(125,642)	(542)	(126,184)	1,814,556
Proceeds from parent company common stock sales	—	—	1,850	—	—	—	—	1,850
Parent company common stock repurchased	—	—	(9,424)	—	—	—	—	(9,424)
Share-based compensation expense	—	—	8,406	—	—	—	—	8,406
Changes in retirement benefit obligations, net of income tax	—	—	—	—	122,963	—	122,963	122,963
Changes in interest rate swap derivative, net of income tax	—	—	—	—	—	542	542	542
Net loss	—	—	—	(57,206)	—	—	—	(57,206)

BALANCE—December 28, 2013	1,000	1	2,325,223	(440,858)	(2,679)	—	(2,679)	1,881,687
Proceeds from parent company common stock sales	—	—	197	—	—	—	—	197
Parent company common stock repurchased	—	—	(628)	—	—	—	—	(628)
Share-based compensation expense	—	—	11,736	—	—	—	—	11,736
Changes in retirement benefit obligations, net of income tax	—	—	—	—	(155,362)	—	(155,362)	(155,362)
Net loss	—	—	—	(72,914)	—	—	—	(72,914)

BALANCE—December 27, 2014	1,000	$1	$2,336,528	$(513,772)	$(158,041)	$—	$(158,041)	$1,664,716

See Notes to Consolidated Financial Statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 29, 2012

(in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,914)	$(57,206)	$(51,173)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	411,549	388,188	355,892
Gain on disposal of property and equipment, net	(7,688)	(1,909)	(1,493)
Loss on extinguishment of debt	—	41,796	31,423
Tangible asset impairment charges	1,580	1,860	7,530
Amortization of deferred financing costs	18,014	18,071	18,052
Amortization of Senior Notes original issue premium	(3,330)	(3,330)	—
Deferred tax provision	35,803	29,603	42,142
Share-based compensation expense	11,736	8,406	4,312
Provision for doubtful accounts	18,559	19,481	10,701
Changes in operating assets and liabilities, net of acquisitions of businesses:
Increase in receivables	(47,347)	(26,581)	(56,639)
(Increase) decrease in inventories	105,256	(65,427)	(214,998)
(Increase) decrease in prepaid expenses and other assets	1,016	(16,486)	(758)
Increase (decrease) in accounts payable and bank checks outstanding	(35,649)	(32,411)	198,227
Increase (decrease) in accrued expenses and other liabilities	(34,395)	18,197	(27,299)

Net cash provided by operating activities	402,190	322,252	315,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	—	(11,369)	(106,041)
Proceeds from sales of property and equipment	25,054	14,608	19,685
Purchases of property and equipment	(147,094)	(191,131)	(293,456)
Insurance recoveries related to property and equipment	4,000	—	—

Net cash used in investing activities	(118,040)	(187,892)	(379,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancing	—	854,485	1,269,625
Proceeds from other borrowings	898,450	1,644,000	2,031,000
Payment for debt financing costs and fees	(421)	(29,376)	(35,088)
Principal payments on debt and capital leases	(1,016,033)	(2,278,311)	(2,983,567)
Repurchase of senior subordinated notes	—	(375,144)	(175,338)
Contingent consideration paid for acquisitions of businesses	(1,800)	(6,159)	—
Proceeds from parent company common stock sales	197	1,850	761
Parent company common stock repurchased	(628)	(8,418)	(3,734)

Net cash provided by (used in) financing activities	(120,235)	(197,073)	103,659

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	163,915	(62,713)	39,766
CASH AND CASH EQUIVALENTS—Beginning of year	179,744	242,457	202,691

CASH AND CASH EQUIVALENTS—End of year	$343,659	$179,744	$242,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amounts capitalized)	$278,474	$298,915	$286,420
Income taxes paid (refunded)—net	(30)	209	369
Property and equipment purchases included in accounts payable	26,620	19,719	25,137
Capital lease additions	96,756	100,804	21,810
Contingent consideration payable for acquisitions of businesses	—	1,800	5,500
Payable for repurchase of parent company common stock	—	1,006	—

See Notes to Consolidated Financial Statements.

US FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods, Inc. and its consolidated subsidiaries is referred to here as “we,” “our,” “us,” “the Company,” or “US Foods.” We are a 100% owned subsidiary of USF Holding Corp. (“USF Holding”).

Ownership —On July 3, 2007 (the “Closing Date”), USF Holding, through a wholly owned subsidiary, acquired all of our predecessor company’s common stock and certain related assets from Koninklijke Ahold N.V. (“Ahold”) for approximately $7.2 billion. Through a series of related transactions, USF Holding became our direct parent company. USF Holding is a corporation formed and controlled by investment funds associated with or designated by Clayton, Dubilier & Rice, Inc. (“CD&R”), and Kohlberg Kravis Roberts & Co. (“KKR”), (collectively the “Sponsors”).

Proposed Acquisition by Sysco —On December 8, 2013, our parent company USF Holding, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sysco Corporation, a Delaware corporation (“Sysco”); Scorpion Corporation I, Inc., a Delaware corporation and a wholly owned subsidiary of Sysco (“Merger Sub One”); and Scorpion Company II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Sysco, through which Sysco will acquire USF Holding (the “Acquisition”) on the terms and subject to the conditions set forth in the Merger Agreement. The aggregate purchase price will consist of $500 million in cash and approximately $3 billion in Sysco’s common stock, subject to possible downward adjustment pursuant to the Merger Agreement. The closing is subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On February 18, 2014, US Foods and Sysco received a request for additional information and documentary materials from the U.S. Federal Trade Commission (the “FTC”) in connection with the Acquisition and the companies continue to work closely and cooperatively with the FTC as it conducts its review of the proposed merger. If the Merger Agreement is terminated because the required antitrust approvals cannot be obtained, or if the Acquisition does not close by a date as specified in the Merger Agreement, in certain circumstances Sysco will be required to pay our parent company, USF Holding, a termination fee of $300 million.

On February 2, 2015, USF Holding, US Foods and certain of its subsidiaries and Sysco entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Performance Food Group, Inc. (“PFG”), through which PFG agreed to purchase, subject to the terms and conditions of the Purchase Agreement, eleven US Foods distribution centers located in the Cleveland, Ohio; Corona, California; Denver, Colorado; Kansas City, Kansas; Las Vegas, Nevada; Minneapolis, Minnesota; Phoenix, Arizona (including the Phoenix Stock Yards business); Salt Lake City, Utah; San Diego, California (including the San Diego Stock Yards business); San Francisco, California and Seattle, Washington markets, and related assets and liabilities, in connection with (and subject to) the closing of the Acquisition. The Asset Purchase Agreement contains certain termination rights, including the right for PFG to terminate if the transaction has not closed by the earlier of September 9, 2015 and the Merger Termination Date (subject to PFG’s right to extend under certain circumstances), and automatically terminates in the event the Merger Agreement terminates. The Asset Purchase Agreement provides that, upon termination under certain circumstances, PFG will be entitled to receive an aggregate termination fee of $25 million if termination occurs after May 2, 2015 and on or prior to July 6, 2015 and $50 million after July 6, 2015, with each of Sysco and US Foods responsible for one half of such aggregate termination fee.

On February 19, 2015, the FTC voted by a margin of 3-2 to seek to block the Merger by filing a federal district court action in the District of Columbia for a preliminary injunction to prevent the parties from closing the Acquisition until after a full trial is conducted by a FTC Administrative Law Judge in a separate administrative action that was filed concurrently by the FTC. Sysco issued a press release, announcing that it will contest the FTC’s attempt to block the proposed Acquisition. The preliminary injunctive hearing in federal court is scheduled to commence on May 5, 2015 and conclude no later than May 13, 2015. The FTC administrative trial is scheduled to commence on July 21, 2015.

On March 6, 2015, Sysco notified USF Holding of its decision to extend the termination date of the Merger Agreement for sixty days, from the then current termination date of March 8, 2015, to May 7, 2015. Provided all of the conditions to closing, other than termination of the waiting period of the HSR Act, have been satisfied, either party may extend the termination date in 60 day intervals from May 7, 2015 to September 8, 2015.

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

Basis of Presentation—The Company operates on a 52-53 week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. The fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, are also referred to herein as fiscal years 2014, 2013 and 2012, respectively. The consolidated financial statements representing the 52-week fiscal year 2014 are for the period of December 29, 2013 through December 27, 2014. The consolidated financial statements representing the 52-week fiscal year 2013 are for the period of December 30, 2012 through December 28, 2013. The consolidated financial statements representing the 52-week fiscal year 2012 are for the period of January 1, 2012 through December 29, 2012.

Public Filer Status— During the second quarter of 2013, the Company completed the registration of $1,350 million aggregate principal amount of 8.5% Senior Notes due 2019 (“Senior Notes”) in exchange offers for a like principal amount of the Company’s outstanding 8.5% Senior Notes due 2019 and became subject to rules and regulations of the SEC, including periodic and current reporting requirements under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. The Company did not receive any proceeds from the registration of these exchange offers. Presently, the Company files periodic reports as a voluntary filer pursuant to contractual obligations in the indenture governing the Senior Notes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—Consolidated financial statements include the accounts of US Foods and its 100% owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates—Consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The most critical estimates used in the preparation of the Company’s consolidated financial statements pertain to the valuation of goodwill and other intangible assets, property and equipment, accounts receivable-related allowance, vendor consideration, self-insurance programs, and income taxes.

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

Vendor Consideration and Receivables —The Company participates in various rebate and promotional incentives with its suppliers, primarily through purchase-based programs. Consideration earned under these incentives is recorded as a reduction of inventory cost, as the Company’s obligations under the programs are fulfilled primarily when products are purchased. Consideration is typically received in the form of invoice deductions, or less often in the form of cash payments. Changes in the estimated amount of incentives earned are treated as changes in estimates and are recognized in the period of change.

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

Inventories —The Company’s inventories—consisting mainly of food and other foodservice-related products—are considered finished goods. Inventory costs include the purchase price of the product and freight charges to deliver it to the Company’s warehouses, and are net of certain cash or non-cash consideration received from vendors (see “Vendor Consideration and Receivables”). The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items and overall economic conditions.

The Company records inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. During 2014, inventory quantities were reduced resulting in the liquidation of certain quantities carried at lower costs in prior years. As a result of this LIFO liquidation, cost of sales decreased $7 million in 2014. There were no LIFO inventory liquidations in 2013 and 2012.

At December 27, 2014 and December 28, 2013, the LIFO balance sheet reserves were $208 million and $148 million, respectively. As a result of net changes in LIFO reserves, cost of goods sold increased $60 million, $12 million and $13 million for fiscal years 2014, 2013 and 2012, respectively. For 2014, the $60 million increase in cost of goods sold due to the 2014 change in LIFO reserves is net of the $7 million decrease in cost of goods sold resulting from the LIFO liquidation.

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

Share-Based Compensation—Certain employees participate in the 2007 Stock Incentive Plan for Key Employees of USF Holding and its Affiliates, as amended (“Stock Incentive Plan”), which allows purchases of shares of USF Holding common stock, grants of restricted stock and restricted stock units of USF Holding, and grants of options exercisable in USF Holding common stock. The Company measures compensation expense for stock-based option awards at fair value at the date of grant, and it recognizes compensation expense over the service period for stock-based awards expected to vest. USF Holding contributes shares to the Company for employee purchases and upon exercise of options or grants of restricted stock and restricted stock units.

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

Shipping and Handling Costs—Shipping and handling costs—which include costs related to the selection of products and their delivery to customers—are recorded as a component of Distribution, selling and administrative costs. Shipping and handling costs were $1.5 billion for each of the 2014, 2013 and 2012 fiscal years.

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

Despite ongoing efforts, the Company was unable to obtain the information necessary to include the accounts and activities of the trust in its consolidated financial statements. As such, the Company has opted to invoke the scope exception available under VIE accounting guidance and will not consolidate the VIE in its financial statements. Since the Company will not be able to consolidate the trust under VIE guidance, applicable lease guidance has been applied to the transaction itself. The Company has concluded that the sublease and purchase agreements, together, qualify for capital lease treatment. Accordingly, the Company recorded a capital asset and related lease and purchase obligation totaling $27 million. This amount approximates the net present value of the purchase price and sublease commitment. In addition, the Company is depreciating the asset balance over its estimated useful life and reduces the capital lease and purchase obligation as payments are made.

Derivative Financial Instruments—The Company has used interest rate swap agreements in the past to manage its exposure to interest rate movements on its variable-rate term loan obligation. It is not currently party to any interest rate swap agreements.

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

Concentration Risks—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are invested primarily in money market funds at major financial institutions. Credit risk related to accounts receivable is dispersed across a larger number of customers located throughout the United States. The Company attempts to reduce credit risk through initial and ongoing credit evaluations of its customers’ financial condition. There were no receivables from any one customer representing more than 5% of our consolidated gross accounts receivable at December 27, 2014 and December 28, 2013.

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

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 27, 2014 and December 28, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$231,600	$—	$—	$231,600

Balance at December 27, 2014	$231,600	$—	$—	$231,600

Recurring fair value measurements:
Money market funds	$64,100	$—	$—	$64,100

Balance at December 28, 2013	$64,100	$—	$—	$64,100

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$4,800	$4,800

Balance at December 27, 2014	$—	$—	$4,800	$4,800

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$10,930	$10,930

Balance at December 28, 2013	$—	$—	$10,930	$10,930

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with an original maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy. The Company had money market funds of $231 million and $64 million at December 27, 2014 and December 28, 2013, respectively.

Nonrecurring Fair Value Measurements

Property and Equipment

Property and equipment held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company estimates the fair value of various properties for purposes of recording necessary impairment charges. The Company estimates fair value based on information received from real estate brokers. In the second quarter of 2014, the Company recorded a tangible asset impairment charge of $3 million, offset by insurance recoveries, as a result of tornado damage to a distribution facility. See Note 21—Commitments and Contingencies. No impairments to the Company’s Property and equipment – net were recognized during 2013.

Assets Held for Sale

The Company is required to record Assets held for sale at the lesser of the depreciated carrying amount or estimated fair value less cost to sell. Certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million in each of the 2014 and 2013 fiscal years. Fair value of properties was estimated by the Company based on information received from real estate brokers.

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

The fair value of total debt approximated $4.8 billion and $4.9 billion as compared to its aggregate carrying value of $4.7 billion and $4.8 billion as of December 27, 2014 and December 28, 2013, respectively. Fair value of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash flows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk. The fair value of the Company’s 8.5% Senior Notes, classified under Level 2 of the fair value hierarchy, was $1.4 billion and $1.5 billion at December 27, 2014 and December 28, 2013, respectively. Fair value was based upon the closing market price at the end of the reporting period. See Note 11—Debt for a further description of the Senior Notes.

5.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity in the allowance for doubtful accounts for the last three fiscal years is as follows (in thousands):

	2014	2013	2012

Balance at beginning of year	$25,151	$25,606	$35,100
Charged to costs and expenses	18,559	19,481	10,701
Customer accounts written off—net of recoveries	(18,721)	(19,936)	(20,195)

Balance at end of year	$24,989	$25,151	$25,606

This table does not include the vendor receivable related allowance for doubtful accounts of $3 million, $3 million and $4 million at December 27, 2014, December 28, 2013 and December 29, 2012, respectively.

6.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing program (“2012 ABS Facility”), the Company and certain of its subsidiaries sell—on a revolving basis—their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). This subsidiary, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral to cover the shortfall or, in lieu of providing cash collateral to cover the shortfall, it can pay down its borrowings on the 2012 ABS Facility. Due to sufficient eligible receivables available as collateral, no cash collateral was held at December 27, 2014 or December 28, 2013.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $636 million and $686 million at December 27, 2014 and December 28, 2013, respectively. Included in the Company’s accounts receivable balance as of December 27, 2014 and December 28, 2013 were $941 million and $930 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 11—Debt for a further description of the 2012 ABS Facility.

7.	RESTRICTED CASH

The Company had $6 million and $7 million of restricted cash included in the Company’s Consolidated Balance Sheets in Other assets at December 27, 2014 and December 28, 2013, respectively. This restricted cash primarily represents security deposits and escrow amounts related to certain properties collateralizing the commercial mortgage-backed securities loan facility (“CMBS Fixed Facility”). See Note 11—Debt for a further description of the CMBS Fixed Facility.

8.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 27, 2014	December 28, 2013	Range of Useful Lives

Land	$291,871	$287,385
Buildings and building improvements	1,055,936	1,052,355	10–40 years
Transportation equipment	651,184	586,376	5–10 years
Warehouse equipment	300,760	278,732	5–12 years
Office equipment, furniture and software	622,296	532,389	3–7 years
Construction in process	117,125	104,717

	3,039,172	2,841,954
Less accumulated depreciation and amortization	(1,312,589)	(1,093,459)

Property and equipment—net	$1,726,583	$1,748,495

Transportation equipment included $163 million and $94 million of capital lease assets at December 27, 2014, and December 28, 2013, respectively. Buildings and building improvements included $33 million of capital lease assets at December 27, 2014 and December 28, 2013. Accumulated amortization of capital lease assets was $36 million and $14 million at December 27, 2014 and December 28, 2013, respectively. Interest capitalized was $2 million in 2014 and 2013.

Depreciation and amortization expense of property and equipment—including amortization of capital lease assets—was $261 million, $240 million and $217 million for the fiscal years 2014, 2013 and 2012, respectively.

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

Customer relationship intangible assets have definite lives, so they are carried at the acquired fair value less accumulated amortization. Customer relationship intangible assets are amortized on a straight-line basis over the estimated useful lives (four to 10 years) and amortization expense was $151 million, $147 million and $139 million for the fiscal years ended 2014, 2013 and 2012, respectively. The weighted-average remaining useful life of all customer relationship intangibles was approximately two years at December 27, 2014. Amortization of these customer relationship assets is estimated to be $146 million in 2015, $140 million in 2016, and $63 million in 2017.

Goodwill and other intangibles, net, consisted of the following (in thousands):

	December 27, 2014	December 28, 2013

Goodwill	$3,835,477	$3,835,477

Customer relationships—amortizable:
Gross carrying amount	$1,376,094	$1,377,663
Accumulated amortization	(1,026,680)	(877,396)

Net carrying value	349,414	500,267

Noncompete agreement—amortizable:
Gross carrying amount	800	800
Accumulated amortization	(187)	(27)

Net carrying value	613	773

Brand names and trademarks—not amortizing	252,800	252,800

Total other intangibles—net	$602,827	$753,840

The 2014 decrease in the gross carrying amount of customer relationships is attributable to the write off of fully amortized intangible assets relating to a 2008 business acquisition.

As required, the Company assesses Goodwill and Other intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For Goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment at the beginning of each fiscal third quarter. For Other intangible assets with definite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable.

The Company completed its most recent annual impairment assessment for goodwill and its portfolio of brand names and trademarks, the indefinite-lived intangible assets on June 30, 2014—the first day of its fiscal 2014 third quarter—with no impairments noted.

For goodwill, the reporting unit used in assessing impairment is our one business segment as described in Note 24—Business Segment Information. The Company’s assessment for impairment of goodwill utilized a combination of discounted cash flow analysis, comparative market multiples and comparative market transaction multiples. The results from each of the models are then weighted and combined into a single estimate of fair value for our reporting unit. The Company uses a weighting of 50%, 35% and 15% for the discounted cash flow analysis, comparative market multiples and comparative market transaction multiples, respectively, to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value of the reporting unit exceeds its fair value, the Company must then perform a comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon its fiscal 2014 annual goodwill impairment analysis, the Company believes the fair value of its reporting unit exceeded its carrying value.

The Company’s fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a relief from royalty method. The fair value of the intangible asset is determined for comparison to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based upon its fiscal 2014 annual impairment analysis, the Company believes the fair value of its brand name and trademark indefinite-lived intangible assets exceeded their carrying values.

Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of our impairment analysis.

10.	ASSETS HELD FOR SALE

The Company classifies its closed facilities as Assets held for sale at the time management commits to a plan to sell the facility and it is unlikely the plan will be changed, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as Assets held for sale for more than one year as the Company continues to actively market the facilities at reasonable prices. For all properties held for sale, the Company has exited operations from the facilities and, thus, the properties are no longer productive assets. Further, the Company has no history of changing its plan to dispose of a facility once the decision has been made. At December 27, 2014 and December 28, 2013, $3 million and $10 million, respectively, of closed facilities were included in Assets held for sale for more than one year.

The changes in Assets held for sale for fiscal years 2014 and 2013 were as follows (in thousands):

	2014	2013

Balance at beginning of year	$14,554	$23,193
Transfers in	6,700	4,193
Assets sold	(14,314)	(10,972)
Tangible asset impairment charges	(1,580)	(1,860)

Balance at end of the year	$5,360	$14,554

During 2014, four distribution facilities were closed and reclassified to Assets held for sale. Additionally five facilities classified as Assets held for sale were sold for proceeds of $19 million. The Company recognized a net gain of $5 million on sold facilities in 2014.

During 2013, the Company reclassified an idle facility to Assets held for sale. Additionally, it sold four facilities previously classified as Assets held for sale for net proceeds of $11 million, which approximated their carrying values.

As discussed in Note 4—Fair Value Measurements, during 2014 and 2013, certain Assets held for sale were adjusted to equal their estimated fair value, less costs to sell. This resulted in tangible asset impairment charges of $2 million in fiscal 2014 and 2013.

In the first quarter of fiscal 2015, a distribution facility held for sale at December 27, 2014 was sold for a minimal gain.

11.	DEBT

The Company’s debt consisted of the following (in thousands):

	Contractual Maturity	Interest Rate at December 27, 2014	December 27, 2014	December 28, 2013
Debt Description
ABL Facility	May 11, 2016	—	$—	$20,000
2012 ABS Facility	May 11, 2016	1.21%	636,000	686,000
Amended 2011 Term Loan	March 31, 2019	4.50	2,073,750	2,094,750
Senior Notes	June 30, 2019	8.50	1,350,000	1,350,000
CMBS Fixed Facility	August 1, 2017	6.38	472,391	472,391
Obligations under capital leases	2018–2025	3.34 - 6.25	189,232	116,662
Other debt	2018–2031	5.75 - 9.00	11,795	12,359

Total debt			4,733,168	4,752,162
Add unamortized premium			14,982	18,311
Less current portion of long-term debt			(51,877)	(35,225)

Long-term debt			$4,696,273	$4,735,248

As of December 27, 2014, $2,024 million of the total debt was at a fixed rate and $2,709 million was at a floating rate.

Principal payments to be made on outstanding debt as of December 27, 2014, were as follows (in thousands):

2015	$51,877
2016	683,907
2017	521,645
2018	63,659
2019	3,367,439
Thereafter	44,641

$4,733,168

Revolving Credit Agreement

The Company’s asset backed senior secured revolving loan facility (“ABL Facility”) provides for loans of up to $1,100 million, with its capacity limited by borrowing base calculations. As of December 27, 2014, the Company had no outstanding borrowings, but had issued Letters of Credit totaling $335 million under the ABL Facility. Outstanding Letters of Credit included 1) $83 million issued in favor of Ahold to secure their contingent exposure under guarantees of our obligations with respect to certain leases, 2) $242 million issued in favor of certain commercial insurers securing our obligations with respect to our self-insurance program, and 3) letters of credit of $10 million for other obligations. There was available capacity on the ABL Facility of $765 million at December 27, 2014, according to the borrowing base calculation. As of December 27, 2014, on borrowings up to $75 million, the Company can periodically elect to pay interest at Prime plus 2.25% or LIBOR plus 3.25%. On borrowings in excess of $75 million, the Company can periodically elect to pay interest at Prime plus 1.00% or LIBOR plus 2.00%. The ABL facility also carries letter of credit fees of 2.00% and an unused commitment fee of 0.25%. The weighted-average interest rate for the ABL Facility was 3.69% for 2014 and 3.50% for 2013.

Accounts Receivable Financing Program

Under the 2012 ABS Facility, the Company and certain of its subsidiaries sell—on a revolving basis—their eligible receivables to a 100% owned, special purpose, bankruptcy remote subsidiary of the Company (the “Receivables Company”). This subsidiary, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $636 million and $686 million at December 27, 2014 and December 28, 2013, respectively. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $64 million at December 27, 2014 based on eligible receivables as collateral. The portion of the loan held by the lenders who fund the loan with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper, plus 1% and an unused commitment fee of 0.35%. The portion of the loan held by lenders that do not fund the loan with commercial paper bears interest at LIBOR plus 1% and an unused commitment fee of 0.35%. See Note 6—Accounts Receivable Financing Program for a further description of the Company’s Accounts Receivable Financing Program. The weighted-average interest rate for the 2012 ABS Facility was 1.43% for 2014 and 1.55% for 2013. The 2012 ABS Facility replaced the Company’s former ABS facility. See “Debt Refinancing Transactions” discussed below.

On August 8, 2014, the 2012 ABS Facility was amended whereby the maturity date was extended from August 27, 2015 to the earlier of August 5, 2016, or the termination date of the ABL Facility, currently May 11, 2016. The interest rate on outstanding borrowings was reduced 25 basis points. There were no other significant changes to the 2012 ABS Facility. The Company incurred less than $1 million of costs and fees related to the 2012 ABS Facility amendment. See Note 6—Accounts Receivable Financing Program for a further description of the Company’s Accounts Receivable Financing Program.

Term Loan Agreement

The Company’s senior secured term loan (“Amended 2011 Term Loan”) consisted of a senior secured term loan with outstanding borrowings of $2,074 million at December 27, 2014. The Amended 2011 Term Loan bears interest equal to Prime plus 2.5%, or LIBOR plus 3.5%, with a LIBOR floor of 1.0%, based on a periodic election of the interest rate by the Company. Principal repayments of $5 million are payable quarterly with the balance at maturity. The Amended 2011 Term Loan may require mandatory repayments if certain assets are sold, or based on excess cash flow generated by the

Company, as defined in the agreement. At December 27, 2014, entities affiliated with KKR held $284 million of the Company’s Amended 2011 Term Loan debt. The interest rate for all borrowings on the Amended 2011 Term Loan was 4.5%—the LIBOR floor of 1.0% plus 3.5%—for all periods in 2014 and 2013.

The term loan agreement was amended during 2013 and 2012. See “Debt Refinancing Transactions” discussed below.

Senior Notes

The unsecured Senior Notes, with outstanding principal of $1,350 million at December 27, 2014, bear interest at 8.5%. There was unamortized issue premium associated with the Senior Notes issuances of $15 million at December 27, 2014. The premium is amortized as a decrease to Interest expense over the remaining life of the debt facility. At December 27, 2014, entities affiliated with KKR held $2 million of the Company’s Senior Notes. In February 2015, the Company purchased all of the Senior Notes held by the entities affiliated with KKR, as further discussed in Note 14—Related Party Transactions.

Effective December 19, 2013, upon consent of the note holders, the Senior Notes Indenture was amended so that the proposed Acquisition will not constitute a “Change of Control,” as defined in the Indenture. In the event of a “Change of Control,” the holders of the Senior Notes would have the right to require the Company to repurchase all or any part of their notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. If the Acquisition is terminated under terms of the Merger Agreement—or not completed by September 8, 2015—the Senior Notes Indenture will revert to its original terms. See Note 14—Related Party Transactions for a discussion of Senior Notes Indenture amendment fees paid by Sysco.

Other Debt

The CMBS Fixed Facility provides financing of $472 million and is currently secured by mortgages on 34 properties, consisting of distribution centers. The CMBS Fixed Facility bears interest at 6.38%. Obligations under capital leases consist of amounts due for transportation equipment and building leases.

Other debt consists of industrial revenue bonds and miscellaneous debt obligations.

Debt Refinancing Transactions

In 2013 and 2012, the Company entered into a series of transactions to refinance debt facilities and extend debt maturity dates, including the following transactions:

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

•	In December 2012, the Company redeemed $166 million in principal of its Senior Subordinated Notes with proceeds from the issuance of $175 million in principal of Senior Notes. The Senior Notes were issued at 101.5% for gross proceeds of $178 million. An entity affiliated with CD&R held all of the redeemed Senior Subordinated Notes.

•	In August 2012, the Company entered into a new ABS loan facility— the 2012 ABS Facility. The Company borrowed $686 million under the 2012 ABS Facility and used the proceeds to repay all amounts due on its previous ABS Facility. A portion of the lenders under the 2012 ABS Facility were also lenders under the previous ABS Facility. Since the terms of the 2012 ABS Facility were not substantially different from the previous facility, the portion of the 2012 ABS Facility pertaining to those continuing lenders was accounted for as a debt modification versus an extinguishment of debt.

The 2012 refinancing resulted in a loss on extinguishment of debt of $31 million. This consisted of $12 million of lender fees and third party costs related to the transactions, a write-off of $10 million of unamortized debt issuance costs related to the old debt facilities, and a $9 million Senior Subordinated Notes early redemption premium.

Refinancing Transaction Costs

The Company incurred transaction costs of $29 million and $35 million related to the 2013 and 2012 debt refinancing transactions, respectively. Transaction costs primarily consisted of loan fees, arrangement fees, rating agency fees and legal fees.

Security Interests

Substantially all of our assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventories and tractors and trailers owned by the Company. The CMBS Fixed Facility is collateralized by mortgages on 34 related properties. Our obligations under the Amended 2011 Term Loan are secured by all of the capital stock of our subsidiaries, each of the direct and indirect 100% owned domestic subsidiaries (as defined in the agreements), and are secured by substantially all assets of the Company and its subsidiaries not pledged under the 2012 ABS Facility or the CMBS Fixed Facility. The Amended 2011 Term Loan has priority over certain collateral securing the ABL Facility, and it has second priority to collateral securing the ABL Facility. As of December 27, 2014, nine properties remain in a special purpose, bankruptcy remote subsidiary, and are not pledged as collateral under any of the Company’s debt agreements.

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

12.	ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other long-term liabilities consisted of the following (in thousands):

	December 27, 2014	December 28, 2013
Accrued expenses and other current liabilities:
Salary, wages and bonus expenses	$129,887	$110,427
Operating expenses	46,845	61,500
Workers’ compensation, general liability and fleet liability	45,264	42,204
Group medical liability	20,183	20,379
Customer rebates and other selling expenses	65,052	63,038
Restructuring	9,792	13,184
Property and sales tax	19,224	22,526
Interest payable	69,465	70,702
Deferred tax liabilities	10,079	—
Other	19,847	19,675

Total accrued expenses and other current liabilities	$435,638	$423,635

Other long-term liabilities:
Workers’ compensation, general liability and fleet liability	$115,640	$111,364
Accrued pension and other postretirement benefit obligations	227,106	100,393
Restructuring	47,089	58,034
Unfunded lease obligation	31,422	33,404
Other	28,962	31,613

Total Other long-term liabilities	$450,219	$334,808

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

	2014	2013	2012

Balance at beginning of the year	$153,568	$159,469	$175,891
Charged to costs and expenses	65,025	56,526	37,763
Payments	(57,689)	(62,427)	(54,185)

Balance at end of the year	$160,904	$153,568	$159,469

13.	RESTRUCTURING AND TANGIBLE ASSET IMPAIRMENT CHARGES

The Company periodically closes distribution facilities, because it has built new ones or to consolidate operations. Additionally, as part of its ongoing efforts to reduce costs and improve operating efficiencies, the Company continues to implement its plan to migrate from a decentralized to a functionalized organization, with more processes and technologies standardized and centralized across the Company. During all periods presented, the Company incurred restructuring costs as a result of these activities.

2014 Activities—During 2014, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $2 million. These charges were offset by the favorable impacts of changes in estimated provisions for unused leases and severance costs of $2 million.

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

Changes in the restructuring liabilities for the last three fiscal years were as follows (in thousands):

	Severance and Related Costs	Facility Closing Costs	Total

Balance at December 31, 2011	$85,400	$5,593	$90,993
Current period charges	4,703	51	4,754
Change in estimate	(1,575)	(1,786)	(3,361)
Payments and usage—net of accretion	(14,407)	(681)	(15,088)

Balance at December 29, 2012	74,121	3,177	77,298
Current period charges	7,308	328	7,636
Change in estimate	(480)	(630)	(1,110)
Payments and usage—net of accretion	(11,877)	(729)	(12,606)

Balance at December 28, 2013	69,072	2,146	71,218
Current period charges	106	—	106
Change in estimate	(584)	(1,152)	(1,736)
Payments and usage—net of accretion	(12,144)	(563)	(12,707)

Balance at December 27, 2014	$56,450	$431	$56,881

The $56 million of restructuring liabilities as of December 27, 2014, for severance and related costs included $51 million of multiemployer pension withdrawal liabilities related to closed facilities. This is payable in monthly installments through 2031 at effective interest rates of 5.9% to 6.7%.

14.	RELATED PARTY TRANSACTIONS

The Company pays a monthly management fee of $0.8 million to investment funds associated with or designated by the Sponsors. For each of the fiscal years 2014, 2013 and 2012, the Company recorded $10 million in management fees and related expenses reported as Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income (Loss). Entities affiliated with KKR received transaction fees of $2 million and $3 million, respectively, for services related to the 2013 and the 2012 debt refinancing transactions. During the fiscal years 2013 and 2012, the Company purchased, $12 million and $19 million of food products, respectively, from a former affiliate of one of its Sponsors.

As discussed in Note 11—Debt, entities affiliated with the Sponsors hold various positions in some of our debt facilities and participated in our 2013 and 2012 refinancing transactions. At December 27, 2014, and December 28, 2013, entities affiliated with KKR held $286 million and $289 million, respectively in aggregate principal of the Company’s debt facilities. At December 27, 2014 and December 28, 2013, entities affiliated with CD&R had no holdings of the Company’s debt facilities. At December 29, 2012, entities affiliated with CD&R held $355 million in aggregate principal of the Company’s Senior Subordinated Notes, which were redeemed in January 2013.

In February 2015, the Company purchased all of the $2 million of Senior Notes held by the entities affiliated with KKR at market, for a cost of $2 million, including accrued interest.

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

15.	SHARE-BASED COMPENSATION AND USF HOLDING COMMON STOCK ISSUANCES

The Stock Incentive Plan, as amended (“Stock Incentive Plan”) provides for the sale of USF Holding common stock to US Foods’ named executive officers and other key employees and directors. It also grants 1) stock options to purchase shares of common stock, 2) stock appreciation rights, and 3) restricted stock and restricted stock units of USF Holding to certain individuals. The Board of Directors of USF Holding, or the Compensation Committee of the Board of USF Holding, is authorized to select the officers, employees and directors eligible to participate in the Stock Incentive Plan. Either the USF Holding board of directors or the Compensation Committee may determine the specific number of shares to be offered, or options, stock appreciation rights or restricted stock to be granted to an employee or director.

In May 2013, the Stock Incentive Plan was amended to, among other things, increase the number of shares of common stock of USF Holding available for grant—from approximately 31.5 million shares to approximately 53.2 million shares.

The Company measures compensation expense for share-based equity awards at fair value at the date of grant, and it recognizes compensation expense over the service period for share-based awards expected to vest. Total compensation expense related to share-based payment arrangements was $12 million, $8 million and $4 million for fiscal years 2014, 2013 and 2012, respectively. No share-based compensation cost was capitalized as part of the cost of an asset during those years. The total income tax benefit recorded in the Consolidated Statement of Comprehensive Income (Loss) was $4 million, $3 million, and $1 million during fiscal years 2014, 2013 and 2012, respectively.

USF Holding contributes shares to the Company for employee purchases, and upon exercise of options or grants of restricted shares and restricted stock units. Each participant in the Stock Incentive Plan has the right to require the Company to repurchase all of his or her restricted shares or shares issued or issuable pursuant to their awards in the event of a termination of employment due to death or disability. The Company also has the right—but not the obligation—to require employees to sell purchased shares back to the Company when they leave employment.

Generally, instruments with put rights upon death or disability are classified as equity awards until such puttable conditions become probable (i.e. upon termination due to death or disability). Once an award meets the puttable conditions, it is accounted for as an award modification and is required to be liability-classified. The Company records an incremental expense measured as the excess, if any, of the fair value of the modified award over the amount previously recognized when the award retained equity classification. These liability awards are remeasured at their fair market value as of each reporting period through the date of settlement, which is generally the first fiscal quarter following termination. There were no 2014 terminations that met the criteria for liability treatment. As such, there was no impact on current fiscal year stock-based compensation costs.

As discussed in Note 1—Proposed Acquisition by Sysco, the Acquisition will constitute a “Change of Control” under the Stock Incentive Plan, which will accelerate vesting of all stock options, equity appreciation rights, restricted stock, and restricted stock units.

USF Holding Common Stock Issuances—Certain US Foods employees have purchased shares of USF Holding common stock, pursuant to a management stockholder’s agreement associated with the Stock Incentive Plan. These shares are subject to the terms and conditions (including certain restrictions) of each management stockholder’s agreement, other documents signed at the time of purchase, as well as transfer limitations under the applicable law. The related shares and net proceeds of the employee share purchases are contributed to the Company by USF Holding. The Company measures fair value of USF Holding shares on a quarterly basis, using the combination of a market approach and an income approach. The share price determined for a particular quarter end is the price at which employee purchases and company repurchases are made for the following quarter.

In 2014, there were no employee purchases or Company repurchases USF Holding common stock held by employees. In 2013, employees bought stock at $6.00 per share. The shares were purchased by employees in 2012 at prices of $5.00 to $6.00 per share. At December 27, 2014, there were 6.0 million shares of USF Holding held by employees for net proceeds of $28.6 million, including loan proceeds of $0.2 million received in 2014.

Stock Option Awards—The Company granted to certain employees Time Options and Performance Options (collectively the “Options”) to purchase common shares of USF Holding. These Options are subject to the restrictions set forth in the Stock Option Agreements. Shares purchased pursuant to option exercises would be governed by the restrictions in the Stock Incentive Plan and management stockholder’s agreements.

The Time Options vest and become exercisable ratably over periods of four to five years. This happens either on the anniversary date of the grant or the last day of each fiscal year, beginning with the fiscal year issued.

The Performance Options also vest and become exercisable ratably over four to five years, either on the anniversary date of the grant or the last day of each fiscal year (beginning with the fiscal year issued), provided that the Company achieves an annual operating performance target as defined in the applicable stock option agreements (“Stock Option Agreements”). The Stock Option Agreements also provide for “catch-up vesting” of the Performance Options, if an annual operating performance target is not achieved, but a cumulative operating performance target is achieved. During 2012, the Company changed its policy for granting Performance Options. The award agreements no longer included performance targets for all years covered by the agreement. Instead, the Company established annual and cumulative targets for each year at the beginning of each respective fiscal year. In this case, the grant date under GAAP is not determined until the performance target for the related options is known.

The 2012 annual operating performance target was modified in 2013, and the Company recorded a compensation charge of $2 million in 2013 for the Performance Options relating to 2012. The Company did not achieve the performance target in 2013. The Company achieved the performance target in 2014 and recorded a compensation charge of $4 million in 2014 for the Performance Options relating to 2014.

The Options are nonqualified options, with exercise prices equal to the estimated value of a share of USF Holdings stock at the date of the grant. The Options have exercise prices of $4.50 to $6.00 per share and generally have a 10-year life. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option-pricing model.

The weighted-average assumptions for options granted for in fiscal years 2013 and 2012 are included in the following table. No options were granted in fiscal year 2014.

	2013	2012

Expected volatility	35.0%	35.0%
Expected dividends	0.0%	0.0%
Risk-free rate	1.0%	0.9%
Expected term (in years) 10-year options	6.3	6.7

Expected volatility is calculated based on the historical volatility of public companies similar to USF Holding. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term, as of the grant dates. The assumed dividend yield is zero, because the Company has not historically paid dividends and does not have any current plans to pay dividends. Due to a lack of relevant historical data, the simplified approach was used to determine the expected term of the options.

The summary of options outstanding and changes during fiscal year 2014 presented below is based on the Company’s determination of legally outstanding option awards.

	Time Options	Performance Options	Total Options	Weighted- Average Fair Value	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Years

Outstanding at December 28, 2013	12,399,555	12,399,555	24,799,110	$2.04	$5.20
Granted	—	—	—	—	—
Exercised	(12,000)	(10,000)	(22,000)	$1.63	$5.00
Forfeited	(94,842)	(114,562)	(209,404)	$2.13	$5.93

Outstanding at December 27, 2014	12,292,713	12,274,993	24,567,706	$1.97	$5.19	6

Vested and exercisable at December 27, 2014	9,395,838	7,622,773	17,018,611	$1.93	$4.99	6

As described above, under GAAP, the performance target for Performance Options must be set for a grant date to have occurred and for the Performance Options to be considered for accounting recognition. In the above table, only 8.4 million of Performance Options outstanding at December 27, 2014 have had performance targets set. Only 8.4 million of outstanding Performance Options had performance targets set as of December 28, 2013. Exercised and Forfeited Performance Options during 2014 would have been materially unchanged. If a change in control were to occur, all options shown in the table above, including options for which performance targets were not yet set, would immediately vest.

The weighted-average grant date fair value of options granted in 2013 and 2012 was $2.22 and $2.05, respectively. In fiscal years 2014, 2013 and 2012, the Company recorded $7 million, $4 million and $2 million, respectively, in compensation expense related to the Options. The stock compensation expense—representing the fair value of stock options vested during the year—is reflected in our Consolidated Statements of Comprehensive Income (Loss) in Distribution, selling and administrative costs. During 2014, 12,000 Time Options and 10,000 Performance Options were exercised by terminating employees for a minimal cash outflow, representing the excess of fair value over exercise price. During 2013, 1,233,972 Time Options and 1,233,972 Performance Options were exercised by terminating employees for a cash outflow of $2 million, representing the excess of fair value over exercise price. During 2012, 425,550 Time Options and 425,550 Performance Options were exercised by terminating employees for a cash outflow of $0.9 million, representing the excess of fair value over exercise price.

Based on the table above, as of December 27, 2014, there was $7 million of total unrecognized compensation costs related to 7.5 million nonvested options expected to vest under the Stock Option Agreements. That cost is expected to be recognized over a weighted-average period of two years. As of December 27, 2014, there was $2 million of total unrecognized compensation costs related to 2.5 million nonvested options expected to vest under the Stock Option Agreements for which performance targets were set. That cost is expected to be recognized over a weighted-average period of six months.

Restricted Shares—Certain employees of the Company received 375,001 and 481,702 Restricted Shares of USF Holding in 2013 and 2012, respectively. (“Restricted Shares”). No Restricted Shares were issued in 2014. These shares were granted under the Stock Incentive Plan. Restricted Shares vest and become exercisable ratably over periods of primarily two to five years.

The summary of nonvested Restricted Shares outstanding and changes during fiscal year 2014 is presented below:

	Restricted Shares	Weighted- Average Fair Value

Nonvested at December 28, 2013	372,764	$6.00
Granted	—
Vested	(191,250)	6.00
Forfeited	(6,124)	6.00

Nonvested at December 27, 2014	175,390	$6.00

The weighted-average grant date fair values for Restricted Shares granted in 2013 and 2012 were $6.00 and $6.00, respectively. The 2014 expense related to the Restricted Shares of $1 million was offset by an adjustment of prior year expense. Expense of $3 million and $2 million related to the Restricted Shares was recorded in Distribution, selling and administrative costs during fiscal 2013 and 2012, respectively. At December 27, 2014, there was $2 million of unrecognized compensation cost related to the Restricted Shares that we expect to recognize over a weighted-average period of two years.

Restricted Stock Units—Beginning in 2013, certain employees of the Company received Time Restricted Stock Units and Performance Restricted Stock Units of USF Holding (collectively the “RSUs”) granted pursuant to the Stock Incentive Plan. Time RSUs generally vest and become exercisable ratably over four years, starting on the anniversary date of grant. Performance RSUs also vest and become exercisable ratably over four years either on the anniversary date of the grant or the last day of each fiscal year (beginning with the fiscal year issued), provided that the Company achieves an annual operating performance target as defined in the applicable restricted stock unit agreements (“Restricted Stock Unit Agreements”). The Restricted Stock Unit Agreements also provide for “catch-up vesting” of the Performance RSU’s if an annual operating performance target is not achieved, but a cumulative operating performance target is achieved. Similar to options, the RSU award agreements do not include performance targets for all years covered by the agreement. Instead, the Company established annual targets for each year at the beginning of each fiscal year. In this case, the grant date under GAAP is not determined until the performance target for the related Performance RSU is known. The Company achieved the annual operating performance target in 2014 and recorded a compensation charge of $3 million in 2014 for the Performance RSU’s. The Company did not achieve the annual operating performance target for 2013 and, accordingly, did not record a compensation charge for the Performance RSU’s in 2013. Prior to 2013, there were no RSUs issued or outstanding under the Stock Incentive Plan.

The summary of nonvested Restricted Stock Units as of December 27, 2014, and changes during the fiscal year then ended presented below is based on the Company’s determination of legally outstanding RSUs.

	Time Restricted Stock Units	Performance Restricted Stock Units	Total Restricted Stock Units	Weighted- Average Fair Value

Nonvested at December 28, 2013	1,264,583	1,097,916	2,362,499	$6.00
Granted	166,667	—	166,667	$6.00
Vested	(264,998)	—	(264,998)	$6.00
Forfeited	(59,887)	(67,208)	(127,095)	$6.00

Nonvested at December 27, 2014	1,106,365	1,030,708	2,137,073	$6.00

As described above, under GAAP, the performance targets for Performance RSUs must be set for a grant to have occurred and for Performance Options to be considered for accounting recognition. In the above table, only 0.5 million of nonvested Performance RSUs outstanding at December 27, 2014 have had a performance target set. If a change in control were to occur, all RSUs shown in the table above, including Performance RSUs for which targets have not yet been set, would immediately vest.

The weighted-average grant date fair values for Restricted Stock Units granted in 2014 was $6.00. Expense of $5 million and $1 million related to the Restricted Stock Units was recorded in Distribution, selling and administrative costs during 2014 and 2013, respectively. Based on the table above, at December 27, 2014, there was $9 million of unrecognized compensation cost related to 2 million Restricted Stock Units that we expect to recognize over a weighted-average period of two years. As of December 27, 2014, there was $1 million of total unrecognized compensation cost related to 0.5 million nonvested RSUs for which performance targets were set. That cost is expected to be recognized over a weighted-average period of six months.

Equity Appreciation Rights—The Company has an Equity Appreciation Rights (“EAR”) Plan for certain employees. Each EAR represents one phantom share of USF Holding common stock. The EARs become vested and payable, primarily, at the time of a qualified public offering of equity shares or a change in control. EARs are forfeited upon termination of the participant’s employment with the Company. The EARs will be settled in cash upon vesting and, accordingly, are considered liability instruments. No EARs were granted during 2014 and 2013. As of December 27, 2014, there were a total of 1,566,800 EARs outstanding with a weighted average exercise price of $4.98 per share.

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

Future minimum lease payments under the above mentioned noncancelable lease agreements, together with contractual sublease income, as of December 27, 2014, are as follows (in thousands):

	Unfunded Lease Obligation	Capital Leases	Operating Leases	Sublease Income	Net

2015	$4,172	$33,124	$36,692	($1,298)	$72,690
2016	4,269	33,190	31,594	(1,038)	68,015
2017	4,269	33,257	26,228	(778)	62,976
2018	4,269	51,131	20,822	(6)	76,216
2019	4,663	29,469	19,975	—	54,107
Thereafter	19,237	38,954	51,773	—	109,964

Total minimum lease payments (receipts)	40,879	219,125	$187,084	$(3,120)	$443,968

Less amount representing interest	(11,895)	(29,893)

Present value of minimum lease payments	$28,984	$189,232

Total lease expense, included in Distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income (Loss), for operating leases for fiscal years 2014, 2013 and 2012, was $44 million, $44 million and $50 million, respectively.

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

The components of net pension and other postretirement benefit costs for the last three fiscal years were as follows (in thousands):

	2014	Pension Benefits 2013	2012
Components of net periodic pension cost:
Service cost	$27,729	$32,773	$25,819
Interest cost	37,468	33,707	38,404
Expected return on plan assets	(47,396)	(42,036)	(41,621)
Amortization of prior service cost	198	198	102
Amortization of net loss	2,294	13,288	14,572
Settlements	2,370	1,778	17,840

Net periodic pension costs	$22,663	$39,708	$55,116

	Other Postretirement Plans
	2014	2013	2012
Components of net periodic postretirement benefit costs:
Service cost	$79	$153	$140
Interest cost	318	431	512
Amortization of prior service cost	(334)	—	—
Amortization of net (gain) loss	(75)	112	34
Curtailment	(2,096)	—	—

Net periodic other post-retirement benefit costs (credits)	$(2,108)	$696	$686

Net period pension expense for fiscal years 2014, 2013 and 2012 includes $2 million, $2 million and $18 million, respectively, of settlement charges resulting from lump-sum payments to former employees participating in several Company sponsored pension plans. The net periodic other postretirement benefit credits for fiscal year 2014 includes a $2 million curtailment gain resulting from a labor negotiation that eliminated postretirement medical coverage for substantially all active participants in one plan.

Changes in plan assets and benefit obligations recorded in Other comprehensive income (loss) for pension and Other postretirement benefits for the last three fiscal years were as follows (in thousands):

	Pension Benefits
	2014	2013	2012
Changes recognized in other comprehensive loss:
Actuarial gain (loss)	$(160,345)	$112,816	$(54,059)
Prior service cost	—	—	(620)
Amortization of prior service cost	198	198	102
Amortization of net loss	2,294	13,288	14,572
Settlements	2,370	1,778	17,840

Net amount recognized	$(155,483)	$128,080	$(22,165)

	Other Postretirement Plans
	2014	2013	2012
Changes recognized in other comprehensive loss:
Actuarial gain (loss)	$(986)	$2,198	$(661)
Prior service cost	3,612	—	—
Amortization of prior service cost	(334)	—	—
Amortization of net (gain) loss	(75)	112	34
Curtailment	(2,096)	—	—

Net amount recognized	$121	$2,310	$(627)

The funded status of the defined benefit plans for the last three fiscal years was as follows (in thousands):

	Pension Benefits
	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of period	$733,752	$795,989	$762,771
Service cost	27,729	32,773	25,819
Interest cost	37,468	33,707	38,404
Actuarial (gain) loss	199,807	(98,962)	82,840
Plan amendments	—	—	620
Settlements	(11,517)	(13,186)	(68,627)
Benefit disbursements	(16,770)	(16,569)	(45,838)

Benefit obligation at end of period	970,469	733,752	795,989

Change in plan assets:
Fair value of plan assets at beginning of period	641,749	566,768	564,651
Return on plan assets	86,857	55,890	70,403
Employer contribution	48,847	48,846	46,179
Settlements	(11,517)	(13,186)	(68,627)
Benefit disbursements	(16,770)	(16,569)	(45,838)

Fair value of plan assets at end of period	749,166	641,749	566,768

Net amount recognized	$(221,303)	$(92,003)	$(229,221)

	Other Postretirement Plans
	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of period	$9,375	$11,357	$10,653
Service cost	79	153	140
Interest cost	318	431	512
Employee contributions	215	219	297
Actuarial (gain) loss	986	(2,198)	661
Curtailment	(3,612)	—	—
Benefit disbursements	(572)	(587)	(906)

Benefit obligation at end of period	6,789	9,375	11,357

Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—
Employer contribution	357	369	609
Employee contributions	215	219	297
Benefit disbursements	(572)	(587)	(906)

Fair value of plan assets at end of period	—	—	—

Net amount recognized	$(6,789)	$(9,375)	$(11,357)

For the defined benefit pension plans, the 2014 actuarial loss of $200 million was primarily due to a decrease in the discount rates and the adoption of the new mortality tables published by the Society of Actuaries used to determine the projected benefit obligation.

	Pension Benefits
	2014	2013	2012
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$(453)	$(401)	$(401)
Accrued benefit obligation—noncurrent	(220,850)	(91,602)	(228,820)

Net amount recognized in the consolidated balance sheets	$(221,303)	$(92,003)	$(229,221)

Amounts recognized in accumulated other comprehensive income (loss) consist of the following:
Prior service cost	$(634)	$(832)	$(1,030)
Net loss	(231,446)	(75,765)	(203,647)

Net gain (loss) recognized in accumulated other comprehensive income (loss)	$(232,080)	$(76,597)	$(204,677)

Additional information:
Accumulated benefit obligation	$888,937	$679,225	$733,626
Unfunded (prepaid) accrued pension cost	10,777	(15,406)	(24,544)

	Other Postretirement Plans
	2014	2013	2012
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$(533)	$(583)	$(628)
Accrued benefit obligation—noncurrent	(6,256)	(8,792)	(10,729)

Net amount recognized in the consolidated balance sheets	$(6,789)	$(9,375)	$(11,357)

Amounts recognized in accumulated other comprehensive income (loss) consist of the following:
Net gain (loss)	$1,368	$1,247	$(1,063)

Net gain (loss) recognized in accumulated other comprehensive income (loss)	$1,368	$1,247	$(1,063)

Additional information—unfunded accrued benefit cost	$(8,157)	$(10,622)	$(10,294)

	Pension Benefits	Other Postretirement Benefits
Amounts expected to be amortized from accumulated other comprehensive loss in the next fiscal year:
Net loss	$14,053	$14
Prior service cost (credit)	195	(62)

Net expected to be amortized	$14,248	$(48)

Weighted average assumptions used to determine benefit obligations at period-end and net pension costs for the last three fiscal years were as follows:

	Pension Benefits
	2014	2013	2012
Benefit obligation:
Discount rate	4.25%	5.19%	4.29%
Annual compensation increase	3.60%	3.60%	3.60%
Net cost:
Discount rate	5.19%	4.29%	5.08%
Expected return on plan assets	7.25%	7.25%	7.25%
Annual compensation increase	3.60%	3.60%	4.00%

	Other Postretirement Plans
	2014	2013	2012

Benefit obligation—discount rate	4.05%	4.80%	3.90%
Net cost—discount rate	4.80%	3.90%	4.95%

The measurement dates for the pension and other postretirement benefit plans were December 27, 2014, December 28, 2013 and December 29, 2012.

A health care cost trend rate is used in the calculations of postretirement medical benefit plan obligations. The assumed healthcare trend rates for the last three fiscal years were as follows:

	2014	2013	2012

Immediate rate	7.10%	7.30%	7.50%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2028	2028	2028

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

The investment objective for our Company sponsored plans is to provide a common investment platform. Investment managers—overseen by our Retirement Administration Committee—are expected to adopt and maintain an asset allocation strategy for the plans’ assets designed to address the Retirement Plans’ liability structure. The Company has developed an asset allocation policy and rebalancing policy. We review the major asset classes, through consultation with investment consultants, at least quarterly to determine if the plan assets are performing as expected. The Company’s 2014 strategy targeted a mix of 50% equity securities and 50% long-term debt securities and cash equivalents. The actual mix of investments at December 27, 2014, was 49% equity securities and 51% long-term debt securities and cash equivalents. The Company plans to manage the actual mix of investments to achieve its target mix.

The following table (in thousands) sets forth the fair value of our defined benefit plans’ assets by asset fair value hierarchy level. See Note 4—Fair Value Measurements for a detailed description of the three-tier fair value hierarchy.

	Asset Fair Value as of December 27, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$5,800	$—	$—	$5,800
Common collective trust funds:
Cash equivalents	—	3,897	—	3,897
Domestic equities	—	259,627	—	259,627
International equities	—	48,774	—	48,774
Mutual funds:
Domestic equities	32,348	—	—	32,348
International equities	23,199	—	—	23,199
Long-term debt securities:
Corporate debt securities:
Domestic	—	199,500	—	199,500
International	—	25,633	—	25,633
U.S. government securities	—	136,048	—	136,048
Government agencies securities	—	10,270	—	10,270
Other	—	4,070	—	4,070

	$61,347	$687,819	$—	$749,166

	Asset Fair Value as of December 28, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$14,624	$—	$—	$14,624
Common collective trust funds:
Cash equivalents	—	3,407	—	3,407
Domestic equities	—	228,638	—	228,638
International equities	—	48,112	—	48,112
Mutual funds:
Domestic equities	31,368	—	—	31,368
International equities	23,926	—	—	23,926
Long-term debt securities:
Corporate debt securities:
Domestic	—	163,831	—	163,831
International	—	20,916	—	20,916
U.S. government securities	—	94,891	—	94,891
Government agencies securities	—	8,306	—	8,306
Other	—	3,730	—	3,730

	$69,918	$571,831	$—	$641,749

A description of the valuation methodologies used for assets measured at fair value is as follows:

•	Cash and cash equivalents are valued at original cost plus accrued interest.

•	Common collective trust funds are valued at the net asset value of the shares held at the end of the reporting period. This class represents investments in actively managed, common collective trust funds that invest primarily in equity securities, which may include common stocks, options and futures. Investments are valued at the net asset value per share, multiplied by the number of shares held as of the measurement date.

•	Mutual funds are valued at the closing price reported on the active market on which individual funds are traded.

•	Long-term debt securities are valued at the estimated price a dealer will pay for the individual securities.

Estimated future benefit payments, under Company sponsored plans as of December 27, 2014, were as follows (in thousands):

	Pension Benefits	Postretirement Plans

2015	$33,122	$533
2016	35,379	544
2017	37,841	529
2018	37,387	530
2019	41,279	505
Subsequent five years	231,496	2,319

Estimated required and discretionary contributions expected to be contributed by the Company to the Retirement Plans in 2015 total $49 million.

Other Company Sponsored Benefit Plans—Employees are eligible to participate in a defined contribution 401(k) plan which provides that under certain circumstances the Company may make matching contributions of up to 50% of the first 6% of a participant’s compensation. The Company’s contributions to this plan were $26 million, $25 million and $25 million in fiscal years 2014, 2013 and 2012, respectively. The Company, at its discretion, may make additional contributions to the 401(k) Plan. The Company made no discretionary contributions under the 401(k) plan in fiscal years 2014, 2013 and 2012.

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

The Company’s participation in multiemployer pension plans for the year ended December 27, 2014, is outlined in the tables below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year, or for which the Company believes its estimated withdrawal liability—should it decide to voluntarily withdraw from the plan—may be material to the Company. For each plan that is considered individually significant to the Company, the following information is provided:

•	The EIN/Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number (“PN”) assigned to a plan by the Internal Revenue Service.

•	The most recent Pension Protection Act (“PPA”) zone status available for 2014 and 2013 is for the plan years beginning in 2014 and 2013, respectively. The zone status is based on information provided to participating employers by each plan and is certified by the plan’s actuary. A plan in the red zone has been determined to be in critical status, based on criteria established under the Internal Revenue Code (the “Code”), and is generally less than 65% funded. A plan in the yellow zone has been determined to be in endangered status, based on criteria established under the Code, and is generally less than 80% but more than 65% funded. A plan in the green zone has been determined to be neither in critical status nor in endangered status, and is generally at least 80% funded.

•	The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, participating employers may be subject to a surcharge if the plan is in the red zone.

•	The Surcharge Imposed column indicates whether a surcharge has been imposed on participating employers contributing to the plan.

•	The Expiration Dates column indicates the expiration dates of the collective-bargaining agreements to which the plans are subject.

Pension Fund	EIN/ Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Dates
		2014	2013

Central States, Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	No	5/10/14(2) to 4/30/16

Western Conference of Teamsters Pension Trust Fund(1)	91-6145047/001	Green	Green	N/A	No	3/31/2015 to 09/30/20

Minneapolis Food Distributing Industry Pension Plan(1)	41-6047047/001	Green	Green	Implemented	No	4/1/17

Teamster Pension Trust Fund of Philadelphia and Vicinity(1)	23-1511735/001	Yellow	Yellow	Implemented	No	2/10/18

Truck Drivers & Helpers Local 355 Pension Fund(1)	52-0951433/001	Yellow	Yellow	Implemented	No	3/15/15

Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	36-6491473/001	Green	Green	N/A	No	6/30/18

United Teamsters Trust Fund A	13-5660513/001	Yellow	Red	Implemented	No	5/30/15

Warehouse Employees Local 169 and Employers Joint Pension Fund(1)	23-6230368/001	Red	Red	Implemented	No	2/10/18

Warehouse Employees Local No. 570 Pension Fund(1)	52-6048848/001	Green	Green	N/A	No	3/15/15

Local 705 I.B. of T. Pension Trust Fund(1)	36-6492502/001	Red	Red	Implemented	Yes	12/29/18

(1)	The plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.
(2)	The collective bargaining agreement for this pension fund is operating under an extension.

The following table provides information about the Company’s contributions to its multiemployer pension plans. For plans that are not individually significant to the Company, the total amount of USF contributions is aggregated.

Pension Fund	USF Contribution(1)(2) (in thousands)			USF Contributions Exceed 5% of Total Plan Contributions(3)
	2014	2013	2012	2013	2012

Central States, Southeast and Southwest Areas Pension Fund	$3,930	$3,908	$3,389	No	No

Western Conference of Teamsters Pension Trust Fund	9,761	9,249	8,309	No	No

Minneapolis Food Distributing Industry Pension Plan	5,026	4,565	4,235	Yes	Yes

Teamster Pension Trust Fund of Philadelphia and Vicinity	3,163	2,939	2,808	No	No

Truck Drivers and Helpers Local 355 Pension Fund	1,373	1,428	1,491	Yes	Yes

Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	1,282	1,036	1,017	Yes	Yes

United Teamsters Trust Fund A	1,537	1,816	1,144	Yes	Yes

Warehouse Employees Local 169 and Employers Joint Pension Fund	907	981	961	Yes	Yes

Warehouse Employees Local No. 570 Pension Fund	863	929	969	Yes	Yes

Local 705 I.B. of T. Pension Trust Fund	2,479	2,189	2,077	No	No

Other Funds	1,723	1,818	1,858	—	—

	$32,044	$30,858	$28,258

(1)	Contributions made to these plans during the Company’s fiscal year, which may not coincide with the plans’ fiscal years.
(2)	Contributions do not include payments related to multiemployer pension withdrawals as described in Note 13—Restructuring and Tangible Asset Impairment Charges.
(3)	Indicates whether the Company was listed in the respective multiemployer plan Form 5500 for the applicable plan year as having made more than 5% of total contributions to the plan.

If the Company elected to voluntarily withdraw from a multiemployer pension plan, it would be responsible for its proportionate share of the plan’s unfunded vested liability. Based on the latest information available from plan administrators, the Company estimates its aggregate withdrawal liability from the multiemployer pension plans in which it participates to be approximately $300 million as of December 27, 2014. This estimate excludes $51 million of multiemployer pension plan withdrawal liabilities recorded in the Company’s Consolidated Balance Sheet related to closed facilities as of December 27, 2014, and as further described in Note 13—Restructuring and Tangible Asset Impairment Charges. Actual withdrawal liabilities incurred by the Company—if it were to withdraw from one or more plans—could be materially different from the estimates noted here, based on better or more timely information from plan administrators or other changes affecting the respective plan’s funded status.

18.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Income (Loss) by component for the last three fiscal years, (in thousands):

	2014	2013	2012
Accumulated Other Comprehensive Loss Components
Defined benefit retirement plans:
Balance at beginning of period(1)	$(2,679)	$(125,642)	$(111,482)

Other comprehensive income (loss) before reclassifications	(161,331)	115,014	(55,340)
Current year prior service cost	3,612	—	—
Amortization of prior service cost (credit) (2) (3)	(136)	198	102
Amortization of net loss(2) (3)	2,219	13,400	14,606
Settlements(2) (3)	2,370	1,778	17,840
Curtailment (2) (3)	(2,096)	—	—

Total before income tax	(155,362)	130,390	(22,792)
Income tax provision (benefit)	—	7,427	(8,632)

Current period comprehensive income (loss), net of tax	(155,362)	122,963	(14,160)

Balance at end of period(1)	$(158,041)	$(2,679)	$(125,642)

Interest rate swap derivative cash flow hedge(4):
Balance at beginning of period(1)	$—	$(542)	$(18,112)

Other comprehensive loss before reclassifications		(653)	(2,387)
Amounts reclassified from Other comprehensive income(5)	—	2,042	30,683

Total before income tax	—	1,389	28,296
Income tax provision	—	847	10,726

Current period comprehensive income, net of tax	—	542	17,570

Balance at end of period(1)	$—	$—	$(542)

(1)	Amounts are presented net of tax.
(2)	Included in the computation of net periodic benefit costs. See Note—17 Retirement Plans for additional information.
(3)	Included in Distribution, selling and administration expenses in the Consolidated Statements of Comprehensive Income (Loss).
(4)	The interest rate swap derivative expired in January 2013.
(5)	Included in Interest Expense-Net in the Consolidated Statements of Comprehensive Income (Loss).

19.	INCOME TAXES

The Income tax provision (benefit) for the last three fiscal years consisted of the following (in thousands):

	2014	2013	2012
Current:
Federal	$(146)	$(64)	$7
State	311	283	299

Current Income tax provision (benefit)	165	219	306

Deferred:
Federal	34,168	28,824	37,635
State	1,635	779	4,507

Deferred Income tax provision (benefit)	35,803	29,603	42,142

Total Income tax provision (benefit)	$35,968	$29,822	$42,448

The Company’s effective income tax rates for the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 and were 97%, 109% and 487%, respectively. The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions. Tax law changes, increases and decreases in permanent differences between book and tax items, changes in valuation allowances, tax credits and the Company’s change in income from each jurisdiction all affect the overall effective tax rate.

The reconciliation of the provisions for income taxes from continuing operations at the U.S. federal statutory income tax rate of 35% to the Company’s income taxes for the last three fiscal is as follows (in thousands):

	2014	2013	2012

Federal income tax benefit computed at statutory rate	$(12,931)	$(9,585)	$(3,054)
State income taxes—net of federal income tax benefit	(1,532)	(2,415)	(24)
Statutory rate and apportionment change	(321)	406	(1,000)
Stock-based compensation	131	5,342	—
Non-deductible expenses	2,592	2,153	2,215
Return to accrual reconciliation	12	(335)	29
Change in the valuation allowance for deferred tax assets	54,571	32,445	43,748
Net operating loss expirations	2,019	1,653	634
Tax credits	(8,179)	—	—
Other	(394)	158	(100)

Total Income tax provision	$35,968	$29,822	$42,448

Temporary differences and carryforwards that created significant deferred tax assets and liabilities were as follows (in thousands):

	December 27,	December 28,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$10,794	$10,838
Accrued employee benefits	30,689	28,931
Restructuring reserves	29,500	36,649
Workers’ compensation, general liability and auto liabilities	62,493	59,845
Deferred income	539	1,287
Deferred financing costs	9,466	9,362
Pension liability	72,747	22,616
Net operating loss carryforwards	217,960	215,177
Other accrued expenses	25,300	16,447

Total gross deferred tax assets	459,488	401,152
Less valuation allowance	(232,163)	(117,227)

Total net deferred tax assets	227,325	283,925

Deferred tax liabilities:
Property and equipment	(152,622)	(148,976)
Inventories	(17,166)	(13,657)
Intangibles	(487,935)	(515,888)

Total deferred tax liabilities	(657,723)	(678,521)

Net deferred tax liability	$(430,398)	$(394,596)

The net deferred tax liability presented in the Consolidated Balance Sheets was as follows (in thousands):

	December 27 2014	December 28, 2013

Current deferred tax asset (liability)	$(10,079)	$13,557
Noncurrent deferred tax liability	(420,319)	(408,153)

Net deferred tax liability	$(430,398)	$(394,596)

As of December 27, 2014, the Company had tax affected federal and state net operating loss carryforwards of $129 million and $89 million, respectively, which will expire at various dates from 2015 to 2034.

The Company’s net operating loss carryforwards expire as follows (in millions):

	Federal	State	Total

2015-2019	$8	$14	$22
2020-2024	—	46	46
2025-2029	94	22	116
2030-2034	27	7	34

	$129	$89	$218

The Company also has federal minimum tax credit carryforwards of approximately $1 million, research and development credit carryforwards of $6 million and other state credit carryforwards of $1 million.

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

The Company believes that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards will not be realized. In recognition of this risk, as of December 27, 2014, the Company has provided a valuation allowance of $139 million and $93 million for federal and state net operating loss carryforwards, respectively, based upon expected future utilization relating to these federal and state net operating loss carryforwards. If the Company’s assumptions change and the Company determines it will be able to realize these net operating losses, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 27, 2014, will be accounted for as follows: approximately $142 million will be recognized as a reduction of income tax expense and $90 million will be recorded as an increase in equity.

A summary of the activity in the valuation allowance for the last three fiscal years is as follows (in thousands):

	2014	2013	2012

Balance at beginning of period	$117,227	$128,844	$85,685
Charged to expense	54,571	32,445	43,748
Other comprehensive income	60,340	(43,079)	—
Other	25	(983)	(589)

Balance at end of period	$232,163	$117,227	$128,844

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

Reconciliation of the beginning and ending amount of unrecognized tax benefits as of fiscal years 2014, 2013, and 2012 was as follows (in thousands):

Balance at December 31, 2011	$60,398
Gross decreases due to positions taken in prior years	(333)
Gross increases due to positions taken in current year	71
Decreases due to lapses of statute of limitations	(73)
Decreases due to changes in tax rates	(436)

Balance at December 29, 2012	59,627
Gross increases due to positions taken in prior years	46
Gross increases due to positions taken in current year	76
Decreases due to lapses of statute of limitations	(207)
Decreases due to changes in tax rates	(251)

Balance at December 28, 2013	59,291
Gross decreases due to positions taken in prior years	(11,392)
Gross increases due to positions taken in current year	63
Decreases due to lapses of statute of limitations	(362)
Decreases due to changes in tax rates	(1,016)

Balance at December 27, 2014	$46,584

We do not believe it is reasonably possible that a significant increase in unrecognized tax benefits related to state exposures may be necessary in the coming year. In addition, the Company believes that it is reasonably possible that an insignificant amount of its currently remaining unrecognized tax benefits may be recognized by the end of 2014 as a result of a lapse of the statute of limitations. As of December 28, 2013, the Company did not believe that it was reasonably possible that a significant decrease in unrecognized tax benefits related to state tax exposures would have occurred during fiscal 2014. During the year ended December 27, 2014, unrecognized tax benefits related to those state exposures actually decreased by $0.4 million, as illustrated in the table above.

Included in the balance of unrecognized tax benefits at the ends of fiscal 2014, 2013 and 2012 was $41 million, $53 million and $53 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of those periods was $39 million, $51 million, and $51 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts—primarily deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in Interest expense—net in the Consolidated Statements of Comprehensive Income (Loss). As of December 27, 2014, the Company had approximately $2 million of accrued interest and penalties related to uncertain tax positions.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Our 2007 through 2013 U.S. federal tax years, and various state tax years from 2000 through 2013, remain subject to income tax examinations by the relevant taxing authorities. Ahold has indemnified the Company for 2007 Transaction pre-closing consolidated federal and certain combined state income taxes, and the Company is responsible for all other taxes, and interest and penalties.

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

During 2013, the Company purchased a foodservice distributor for cash of $14 million, plus contingent consideration of $2 million that was paid in 2014. During 2012, the Company purchased five foodservice distributors for cash of $106 million, plus contingent consideration of $6 million that was paid in 2013. The Company also received a $2 million purchase price adjustment in 2013 related to two 2012 acquisitions. The acquisitions, made in order to expand the

Company’s presence in certain geographic areas, were purchases which have been integrated into our foodservice distribution network. There were no business acquisitions in 2014. The following table summarizes the purchase price allocations for the 2013 and 2012 business acquisitions as follows (in thousands):

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

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business. Additionally, the Company has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products, which are not recorded in the Consolidated Balance Sheets. As of December 27, 2014, the Company’s purchase orders and purchase contracts with vendors, all to be delivered in 2015, were $646 million.

To minimize the Company’s fuel cost risk, it enters into forward purchase commitments for a portion of our projected diesel fuel requirements. At December 27, 2014, the Company had diesel fuel forward purchase commitments totaling $177 million through December 2016. The Company also enters into forward purchase agreements for procuring electricity. At December 27, 2014, the Company had electricity forward purchase commitments totaling $10 million through December 2016. The Company does not measure its forward purchase commitments for fuel and electricity at fair value as the amounts contracted for are used in its operations.

Retention and Transaction Bonuses—As part of the Merger Agreement described in Note 1—Overview and Basis of Presentation, Proposed Acquisition by Sysco, the Company was given rights to offer retention and transaction bonuses to certain current employees that are integral to the successful completion of the transaction. The Company was approved to offer a maximum of $31.5 million and $10 million of retention bonuses and transaction bonuses, respectively. Additionally, the Company’s Chief Executive Officer (“CEO”) has agreed to reduce his continuation of base salary and bonus amounts by $3 million to be allocated at his discretion as bonuses to current employees (other than himself). The retention, transaction and other bonus payments are subject to consummation of the Acquisition and are payable on or after the transaction date. As of December 27, 2014, the Company has not and is not required to record a liability for these bonuses until the Acquisition is consummated.

In February 2015, the Company approved payment of transaction and retention bonuses at specific future dates even if the Acquisition is not consummated. The Company will record compensation costs beginning in February 2015.

Indemnification by Ahold for Certain Matters–In connection with the 2007 sale of US Foods to USF Holding, a corporation formed and controlled by investment funds associated with or managed by CD&R and KKR, by Ahold in 2007 (the “2007 Transaction”), Ahold committed to indemnify and hold harmless the Company from and against damages (which includes losses, liabilities, obligations, and claims of any kind) and litigation costs (including attorneys’ fees and expenses) suffered, incurred or paid after the 2007 Transaction closing date related to certain matters (see discussion of “2006 Pricing Litigation”).

2006 Pricing Litigation–In October 2006, two customers filed a putative class action against the Company and Ahold. In December 2006, an amended complaint named a third plaintiff. The complaint focuses on certain pricing practices of the Company in contracts with some customers. In February 2007, the Company filed a motion to dismiss the complaint. In August 2007, two additional customers filed punitive class action complaints. These two additional lawsuits are based upon the pricing practices at issue in the October 2006 case.

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

In December 2014, the United States District Court of Connecticut finalized the settlement agreement under which Ahold paid $297 million to the settlement fund and the Company was released from all claims. Ahold had indemnified the Company in regards to this matter and, as a consequence, payment of the settlement by Ahold did not impact the Company’s financial position, results of operations or cash flows.

Florida State Pricing Subpoena–On May 5, 2011, the State of Florida Department of Financial Services issued a subpoena to the Company requesting a broad range of information regarding vendor information, logistics/freight as well as pricing, allowances, and rebates that the Company obtained from the sale of products and services for the term of the contract. The subpoena focuses on all pricing and rebates earned during this period relative to the Florida Department of Corrections. The Company also learned of two qui tam suits, filed in Florida state court, against the Company, one of which was filed by a former official in the Florida Department of Corrections. The complaints are sealed and no additional information is presently available about the nature of either suit, the claims alleged or remedies sought.

The Company has engaged in ongoing discussions to seek resolution of this matter and continues to cooperate with the State of Florida by providing the requested documentation. The Company does not believe at this time that an unfavorable outcome from this matter is probable and, accordingly, no such liability has been recorded. Due to the inherent uncertainty of legal proceedings, it is reasonably possible the Company could suffer a loss as a result of this matter; however, an estimate of a possible loss or range of loss from this matter cannot be made at this time.

Other Pricing Related Matters–The Company has received a request for information from the Office of the Attorney General of the State of California seeking information regarding our California customers from 2001 to present. The Company is cooperating with the investigation.

The Company does not believe at this time that an unfavorable outcome from this matter is probable and, accordingly, no such liability has been recorded. Due to the inherent uncertainty of legal proceedings, it is reasonably possible the Company could suffer a loss as a result of this matter; however, an estimate of a possible loss or range of loss from this matter cannot be made at this time.

At this stage, the Company cannot determine the likelihood of success of any of the above pricing related claims or the potential liability if they are successful and therefore there can be no assurance that an adverse determination with respect to any pricing related matter would not have a material adverse effect on our financial condition.

Eagan Labor Dispute–In 2008, the Company closed its Eagan, Minnesota and Fairfield, Ohio divisions, and recorded a liability of approximately $40 million for the related multiemployer pension withdrawal liability. In 2010, the Company received formal notice and demand for payment of a $40 million withdrawal liability, which is payable in monthly installments through November 2023. During the 2011 fiscal third quarter, the Company was assessed an additional $17 million multiemployer pension withdrawal liability for the Eagan facility. The parties agreed to arbitrate this matter, and discovery began during the fiscal third quarter of 2012. The parties engaged in good faith settlement negotiations during the fiscal third and fourth quarters of 2013. The arbitration and related discovery were stayed pending settlement negotiations. The negotiations reached an unexpected impasse and ceased in December 2013. The arbitrator ruled that the only contested issue is a legal question and ordered the parties to submit cross motions for summary judgment. The parties submitted stipulated facts and cross motions for summary judgment in January 2015. After review, the arbitrator will issue an interim award. Discovery is stayed pending the arbitrator’s ruling. The Company believes it have meritorious defenses against the assessment for the additional pension withdrawal liability. The Company does not believe, at this time, that a loss from such obligation is probable and, accordingly, no liability has been recorded. However, it is reasonably possible the Company may ultimately be required to pay an amount up to $17 million.

Other Legal Proceedings–In addition to those described above, the Company and its subsidiaries are parties to a number of other legal proceedings arising from the normal course of business. These legal proceedings—whether pending, threatened or unasserted—if decided adversely to or settled by the Company, may result in liabilities material to its financial position, results of operations, or cash flows. The Company has recognized provisions with respect to the proceedings where appropriate. These are reflected in the Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is the Company’s policy to expense attorney fees as incurred.

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

As a result of the tornado damage, the Company recorded a tangible asset impairment charge of $3 million and a net charge to cost of goods sold of $14 million for damaged inventory. In addition, the Company has incurred costs of $3 million for the 52-weeks ended December 27, 2014, including debris removal and clean-up costs, subject to coverage under its insurance policies. At December 27, 2014, these charges are offset by $14 million of initial advance payments received from insurance carriers and a receivable for insurance recoveries of $6 million that the Company has deemed as probable of recovery. The Company has classified the $4 million of insurance recoveries related to the damaged distribution facility assets as cash flows from investing activities and the $10 million of insurance recoveries related to damaged inventory and other costs incurred as cash flows from operating activities in its consolidated statement of cash flows.

In addition, the Company has incurred costs of $16 million for the 52-weeks ended December 27, 2014 subject to coverage under the Company’s insurance policies.

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

Condensed Consolidating Balance Sheet

December 27, 2014

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Accounts receivable—net	$295,467	$32,047	$925,224	$—	$1,252,738
Inventories—net	995,175	55,723	—	—	1,050,898
Other current assets	441,681	7,680	76,916	—	526,277
Property and equipment—net	913,109	85,790	727,684	—	1,726,583
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles—net	602,827	—	—	—	602,827
Investments in subsidiaries	1,360,497	—	—	(1,360,497)	—
Intercompany receivables	—	647,466	—	(647,466)	—
Other assets	54,317	10	31,187	(23,200)	62,314

Total assets	$8,498,550	$828,716	$1,761,011	$(2,031,163)	$9,057,114

Accounts payable	$1,118,298	$40,862	$—	$—	$1,159,160
Other current liabilities	645,659	17,594	3,174		666,427
Long-term debt	3,557,470	30,412	1,108,391	—	4,696,273
Intercompany payables	624,413	—	23,053	(647,466)	—
Other liabilities	887,994	—	5,744	(23,200)	870,538
Shareholder’s equity	1,664,716	739,848	620,649	(1,360,497)	1,664,716

Total liabilities and shareholder’s equity	$8,498,550	$828,716	$1,761,011	$(2,031,163)	$9,057,114

Condensed Consolidating Balance Sheet

December 28, 2013

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Accounts receivable—net	$281,242	$30,023	$914,454	$—	$1,225,719
Inventories—net	1,103,180	58,378	—	—	1,161,558
Other current assets	299,053	6,989	81,422	—	387,464
Property and equipment—net	881,110	88,150	779,235	—	1,748,495
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles—net	753,840	—	—	—	753,840
Investments in subsidiaries	1,341,633	—	—	(1,341,633)	—
Intercompany receivables	—	614,377	—	(614,377)	—
Other assets	63,461	10	32,753	(23,200)	73,024

Total assets	$8,558,996	$797,927	$1,807,864	$(1,979,210)	$9,185,577

Accounts payable	$1,145,381	$36,071	$—	$—	$1,181,452
Other current liabilities	624,189	16,212	3,828	—	644,229
Long-term debt	3,554,812	22,045	1,158,391	—	4,735,248
Intercompany payables	592,482	—	21,895	(614,377)	—
Other liabilities	760,445	—	5,716	(23,200)	742,961
Shareholder’s equity	1,881,687	723,599	618,034	(1,341,633)	1,881,687

Total liabilities and shareholder’s equity	$8,558,996	$797,927	$1,807,864	$(1,979,210)	$9,185,577

Condensed Consolidating Statement of Comprehensive Income (Loss)

Fiscal Year Ended December 27, 2014

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$22,409,960	$609,841	$95,594	$(95,594)	$23,019,801
Cost of goods sold	18,736,044	486,048	—	—	19,222,092

Gross profit	3,673,916	123,793	95,594	(95,594)	3,797,709
Operating expenses:
Distribution, selling and administrative costs	3,515,516	94,782	50,116	(114,961)	3,545,453

Total operating expenses	3,515,516	94,782	50,116	(114,961)	3,545,453

Operating income	158,400	29,011	45,478	19,367	252,256
Interest expense—net	242,872	1,655	44,675	—	289,202
Other expense (income)—net	107,442	(19,367)	(107,442)	19,367	—

Income (loss) before income taxes	(191,914)	46,723	108,245	—	(36,946)
Income tax provision	4,584	—	31,384	—	35,968
Equity in earnings of subsidiaries	123,584	—	—	(123,584)	—

Net income (loss)	(72,914)	46,723	76,861	(123,584)	(72,914)
Other comprehensive loss	(155,362)	—	—	—	(155,362)

Comprehensive income (loss)	$(228,276)	$46,723	$76,861	$(123,584)	$(228,276)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Fiscal Year Ended December 28, 2013

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$21,733,839	$563,339	$94,337	$(94,337)	$22,297,178
Cost of goods sold	18,028,018	446,021	—	—	18,474,039

Gross profit	3,705,821	117,318	94,337	(94,337)	3,823,139
Operating expenses:
Distribution, selling and administrative costs	3,454,223	92,710	59,572	(112,251)	3,494,254
Restructuring and tangible asset impairment charges	6,996	—	1,390	—	8,386

Total operating expenses	3,461,219	92,710	60,962	(112,251)	3,502,640

Operating income	244,602	24,608	33,375	17,914	320,499
Interest expense—net	260,939	768	44,380	—	306,087
Loss on extinguishment of debt	41,796	—	—	—	41,796
Other expense (income)—net	107,433	(17,914)	(107,433)	17,914	—

Income (loss) before income taxes	(165,566)	41,754	96,428	—	(27,384)
Income tax provision	1,719	—	28,103	—	29,822
Equity in earnings of subsidiaries	110,079	—	—	(110,079)	—

Net income (loss)	(57,206)	41,754	68,325	(110,079)	(57,206)
Other comprehensive income	123,505	—	—	—	123,505

Comprehensive income (loss)	$66,299	$41,754	$68,325	$(110,079)	$66,299

Condensed Consolidating Statement of Comprehensive Income (Loss)

Fiscal Year Ended December 29, 2012

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$21,087,568	$577,353	$94,387	$(94,387)	$21,664,921
Cost of goods sold	17,503,932	468,017	—	—	17,971,949

Gross profit	3,583,636	109,336	94,387	(94,387)	3,692,972
Operating expenses:
Distribution, selling and administrative costs	3,306,527	95,300	58,883	(111,171)	3,349,539
Restructuring and tangible asset impairment charges	6,158	—	2,765	—	8,923

Total operating expenses	3,312,685	95,300	61,648	(111,171)	3,358,462

Operating income	270,951	14,036	32,739	16,784	334,510
Interest expense—net	265,719	19	46,074	—	311,812
Loss on extinguishment of debt	30,627	—	796	—	31,423
Other expense (income)—net	100,078	(16,784)	(100,078)	16,784	—

Income (loss) before income taxes	(125,473)	30,801	85,947	—	(8,725)
Income tax provision	13,767	—	28,681	—	42,448
Equity in earnings of subsidiaries	88,067	—	—	(88,067)	—

Net income (loss)	(51,173)	30,801	57,266	(88,067)	(51,173)
Other comprehensive income	3,410	—	—	—	3,410

Comprehensive income (loss)	$(47,763)	$30,801	$57,266	$(88,067)	$(47,763)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 27, 2014

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated

Net cash provided by operating activities	$362,140	$13,623	$26,427	$402,190

Cash flows from investing activities:
Proceeds from sales of property and equipment	8,908	—	16,146	25,054
Purchases of property and equipment	(138,670)	(8,387)	(37)	(147,094)
Insurance recoveries related to property and equipment	4,000	—	—	4,000

Net cash provided by (used in) investing activities	(125,762)	(8,387)	16,109	(118,040)

Cash flows from financing activities:
Proceeds from debt borrowings	898,410	—	40	898,450
Payment for debt financing costs and fees	—	—	(421)	(421)
Principal payments on debt and capital leases	(1,010,909)	(5,034)	(90)	(1,016,033)
Contingent consideration paid for acquisitions of businesses	(1,800)	—	—	(1,800)
Capital contributions (distributions)	42,063	—	(42,063)	—
Proceeds from parent company common stock sales	197	—	—	197
Parent company common stock repurchased	(628)	—	—	(628)

Net cash used in financing activities	(72,667)	(5,034)	(42,534)	(120,235)

Net increase in cash and cash equivalents	163,711	202	2	163,915
Cash and cash equivalents—beginning of year	178,872	872	—	179,744

Cash and cash equivalents—end of year	$342,583	$1,074	$2	$343,659

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 28, 2013

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated

Net cash provided by operating activities	$289,245	$6,902	$26,105	$322,252

Cash flows from investing activities:
Acquisition of businesses	(11,369)	—	—	(11,369)
Proceeds from sales of property and equipment	7,018	—	7,590	14,608
Purchases of property and equipment	(185,673)	(5,448)	(10)	(191,131)

Net cash provided by (used in) investing activities	(190,024)	(5,448)	7,580	(187,892)

Cash flows from financing activities:
Proceeds from debt refinancing	854,485	—	—	854,485
Proceeds from debt borrowings	1,644,000	—	—	1,644,000
Payment for debt financing costs and fees	(29,376)	—	—	(29,376)
Principal payments on debt and capital leases	(2,276,174)	(2,137)	—	(2,278,311)
Repurchase of senior subordinated notes	(375,144)	—	—	(375,144)
Contingent consideration paid for acquisitions of businesses	(6,159)	—	—	(6,159)
Capital contributions (distributions)	33,685	—	(33,685)	—
Proceeds from parent company common stock sales	1,850	—	—	1,850
Parent company common stock repurchased	(8,418)	—	—	(8,418)

Net cash used in financing activities	(161,251)	(2,137)	(33,685)	(197,073)

Net decrease in cash and cash equivalents	(62,030)	(683)	—	(62,713)
Cash and cash equivalents—beginning of year	240,902	1,555	—	242,457

Cash and cash equivalents—end of year	$178,872	$872	$—	$179,744

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 29, 2012

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated

Net cash provided by operating activities	$250,365	$34,832	$30,722	$315,919

Cash flows from investing activities:
Acquisition of businesses	(106,041)	—	—	(106,041)
Proceeds from sales of property and equipment	12,264	—	7,421	19,685
Purchases of property and equipment	(258,566)	(34,876)	(14)	(293,456)

Net cash provided by (used in) investing activities	(352,343)	(34,876)	7,407	(379,812)

Cash flows from financing activities:
Proceeds from debt refinancing	583,625	—	686,000	1,269,625
Proceeds from other borrowings	2,031,000	—	—	2,031,000
Payment for debt financing costs	(31,648)	—	(3,440)	(35,088)
Principal payments on debt and capital leases	(2,129,041)	—	(854,526)	(2,983,567)
Repurchase of senior subordinated notes	(175,338)	—	—	(175,338)
Capital (distributions) contributions	(133,837)	—	133,837	—
Proceeds from parent company common stock sales	761	—	—	761
Parent company common stock repurchased	(3,734)	—	—	(3,734)

Net cash provided by (used in) financing activities	141,788	—	(38,129)	103,659

Net increase (decrease) in cash and cash equivalents	39,810	(44)	—	39,766
Cash and cash equivalents—beginning of year	201,092	1,599	—	202,691

Cash and cash equivalents—end of year	$240,902	$1,555	$—	$242,457

23.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Financial information for each quarter in the fiscal years ended December 27, 2014 and December 28, 2013, is set forth below (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands)
Fiscal year ended December 27, 2014
Net sales	$5,456,635	$5,897,944	$5,911,490	$5,753,732	$23,019,801
Cost of goods sold(1)	4,561,948	4,933,697	4,950,661	4,775,786	19,222,092

Gross profit	894,687	964,247	960,829	977,946	3,797,709
Operating expenses(2)	877,570	899,926	903,640	864,317	3,545,453
Interest expense—net	73,178	73,626	71,432	70,966	289,202

Income (loss) before income taxes	(56,061)	(9,305)	(14,243)	42,663	(36,946)
Income tax provision (benefit)	9,163	9,360	22,628	(5,183)	35,968

Net income (loss)	$(65,224)	$(18,665)	$(36,871)	$47,846	$(72,914)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Fiscal year ended December 28, 2013
Net sales	$5,404,922	$5,658,748	$5,686,712	$5,546,796	$22,297,178
Cost of goods sold(1)	4,495,783	4,686,933	4,716,253	4,575,070	18,474,039

Gross profit	909,139	971,815	970,459	971,726	3,823,139
Operating expenses(2)	885,762	871,623	881,600	863,655	3,502,640
Interest expense—net	81,826	78,522	72,778	72,961	306,087
Loss on extinguishment of debt(3)	23,967	17,829	—	—	41,796

Income (loss) before income taxes	(82,416)	3,841	16,081	35,110	(27,384)
Income tax provision (benefit)	12,292	(12,167)	(6,358)	36,055	29,822

Net income (loss)	$(94,708)	$16,008	$22,439	$(945)	$(57,206)

(1)	Cost of goods sold is net of related vendor considerations, and excludes depreciation and amortization expense.
(2)	Operating expenses include depreciation and amortization expense, restructuring and tangible asset impairment charges.
(3)	Loss on extinguishment of debt includes fees paid to debt holders, third party costs, early redemption premiums and the write off of old debt facility unamortized debt issuance costs. See Note 11—Debt for a further description of the Company’s debt refinancing transactions.

24.	BUSINESS SEGMENT INFORMATION

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

The measure used by the CODM to assess operating performance is Adjusted EBITDA. Adjusted EBITDA is defined as Net income (loss), plus Interest expense – net, Income tax provision (benefit), and depreciation and amortization and adjusted for 1) Sponsor fees; 2) Restructuring and tangible asset impairment charges; 3) share-based compensation expense; 4) business transformation costs; 5) Acquisition related costs; 6) other gains, losses or charges as specified under the Company’s debt agreements; and 7) the non-cash impact of net LIFO adjustments. Costs to optimize and transform our business are noted as business transformation costs in the table below and are added to EBITDA in arriving at Adjusted EBITDA as permitted under the Company’s debt agreements. Business transformation costs include costs related to functionalization and significant process and systems redesign in the Company’s replenishment, finance, category management and human resources functions; company rebranding; cash & carry retail store strategy; and implementation and process and system redesign related to the Company’s sales model.

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

The following is a reconciliation for the last three fiscal years of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net loss:

	2014	2013	2012
	(in thousands)
Adjusted EBITDA	$866,237	$845,393	$840,750
Adjustments:
Sponsor fees(1)	(10,438)	(10,302)	(10,242)
Restructuring and tangible asset impairment charges(2)	50	(8,386)	(8,923)
Share-based compensation expense(3)	(11,736)	(8,406)	(4,312)
Net LIFO reserve change(4)	(60,321)	(11,925)	(13,213)
Loss on extinguishment of debt(5)	—	(41,796)	(31,423)
Pension settlement(6)	(2,370)	(1,778)	(17,840)
Business transformation costs(7)	(54,135)	(60,800)	(74,900)
Acquisition related costs(8)	(37,905)	(3,522)	—
Other(9)	(25,577)	(31,587)	(20,918)

EBITDA	663,805	666,891	658,979
Interest expense, net	(289,202)	(306,087)	(311,812)
Income tax (provision) benefit	(35,968)	(29,822)	(42,448)
Depreciation and amortization expense	(411,549)	(388,188)	(355,892)

Net loss	$(72,914)	$(57,206)	$(51,173)

(1)	Consists of management fees paid to the Sponsors.
(2)	Primarily consists of facility closing, severance and related costs and tangible asset impairment charges.
(3)	Share-based compensation expense represents costs recorded for vesting of USF Holding stock option awards, restricted stock and restricted stock units.
(4)	Consists of net changes in the LIFO reserve.
(5)	Includes fees paid to debt holders, third party costs, early redemption premium, and the write off of old debt facility unamortized debt issuance costs. See Note 11—Debt for a further description of debt refinancing transactions.
(6)	Consists of charges resulting from lump-sum payment settlements to retirees and former employees participating in several Company sponsored pension plans.
(7)	Consists primarily of costs related to functionalization and significant process and systems redesign.
(8)	Consists of direct and incremental costs related to the Acquisition.
(9)	Other includes gains, losses or charges as specified under the Company’s debt agreements, including $16 million of costs subject to coverage under the Company’s insurance policies.

The following table presents the sales mix for the Company’s principal product categories for the last three fiscal years:

	2014	2013	2012
	(in thousands)

Meats and seafood	$8,326,191	$7,684,396	$7,445,636
Dry grocery products	4,152,682	4,275,669	4,214,890
Refrigerated and frozen grocery products	3,463,411	3,446,308	3,373,764
Dairy	2,555,362	2,332,346	2,221,986
Equipment, disposables and supplies	2,132,044	2,133,899	2,075,323
Beverage products	1,263,965	1,309,303	1,322,961
Produce	1,126,146	1,115,257	1,010,361

	$23,019,801	$22,297,178	$21,664,921

No single customer accounted for more than 4% of the Company’s consolidated net sales for 2014, 2013 and 2012. However, customers purchasing through one group purchasing organization accounted for approximately 12%, 12%, and 11% of consolidated Net sales in 2014, 2013 and 2012, respectively.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management performed an assessment of the effectiveness of our internal control over financial reporting at December 27, 2014, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 27, 2014. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 27, 2014.

As a result of the enactment in July 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, “Exemption for Non-accelerated Filers,” and in accordance with Section 989G of that act, we are not required to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for this fiscal year or thereafter, until such time as we are no longer eligible for the exemption set forth therein.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within US Foods have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

The certifications of the CEO and the CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the “Rule 13a-14 Certifications” are filed as Exhibits 31.1 and 31.2 of this annual report on Form 10-K. This Part II, Item 9A of the annual report on Form 10-K should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

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

Name	Age	Number of years employed by us(1)	Position
John A. Lederer	59	4	President, Chief Executive Officer and Director of USF Holding and US Foods
Fareed Khan	49	1	Chief Financial Officer and Director of US Foods
Stuart Schuette	50	26	Chief Operating Officer
Juliette W. Pryor	50	9	Executive Vice President, General Counsel and Chief Compliance Officer and Director of US Foods
Dave Esler	48	16	Chief Human Resources Officer
David Schreibman	47	9	Executive Vice President, Strategy
Pietro Satriano	52	4	Chief Merchandising Officer
Keith Rohland	47	3	Chief Information Officer
Mark Scharbo	51	2	Chief Supply Chain Officer
Edward M. Liddy	69	—	Chairman of the Board of Directors of USF Holding
Michael M. Calbert	52	—	Director of USF Holding
Richard J. Schnall	45	—	Director of USF Holding
Nathan K. Sleeper	41	—	Director of USF Holding
Nathaniel H. Taylor	38	—	Director of USF Holding

(1)	Includes years of service at companies we have acquired.

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

Mr. Schuette has served as Chief Operating Officer since January 2009. Previously, he was Region President, Broadline North Region. From November 2003 to November 2005, he worked for Martin-Brower, where his last position was Executive Vice President for the Reinhart FoodService Division. Mr. Schuette joined Kraft Foods in June 1989 and, until 1997, worked in finance positions for both the retail and foodservice businesses of Kraft. In 1997, he moved into a general management position at Alliant Foodservice, a successor company to Kraft Foodservice.

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

Mr. Esler has served as Chief Human Resources Officer since October 2007. During his 16-year career at US Foods, he has held a number of executive positions, including Senior Vice President for Field Human Resources. Before joining US Foods, he served in a senior human resources role at Grainger Industrial Supply.

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

Mr. Calbert has been a USF Holding director since 2007. He is a former member of KKR, which he joined in 2000. Previously, Mr. Calbert served as the Chief Financial Officer of Randall’s Food Markets. He started his professional career as a consultant with Arthur Anderson Worldwide. Mr. Calbert is currently on the board of directors of Dollar General and Academy Sports and Outdoors . He was chosen based on his expertise in the food industry, his extensive experience in private equity, and his financial expertise. Mr. Calbert is a Sponsor Nominee designated by KKR, under the terms of the Management Stockholders Agreement described in “Certain Relationships and Related Party Transactions—Management Stockholders Agreement.”

Mr. Schnall has been a director of USF Holding since 2007. He is a financial partner of CD&R. Prior to joining CD&R in 1996, he worked in the Investment Banking Division of Donaldson, Lufkin & Jenrette, Inc. and Smith Barney & Co. Mr. Schnall serves as a director of Healogics, David’s Bridal, Envision Healthcare Corporation, and PharMEDium. He was a director of Sally Beauty Holdings, Inc. from 2006 to 2012 and AssuraMed, Inc. from 2010 to 2013. Mr. Schnall was chosen as a director based on his financial and business expertise. He is a Sponsor Nominee designated by CD&R, under the terms of the Management Stockholders Agreement described in “Certain Relationships and Related Party Transactions—Management Stockholders Agreement.”

Mr. Sleeper has been a USF Holding director since 2007. He is a financial principal of CD&R, which he joined in 2000. Before this, he worked in the Investment Banking Division of Goldman, Sachs & Co. and at the investment firm Tiger Management Corp. Mr. Sleeper serves as a director of Hussmann International, Inc., Wilsonart International, Roofing Supply Group, Inc., Brand Energy Services, Inc., Atkore International, Inc., NCI Building Systems, Inc., and Citi Group Ltd. He was chosen as a director because of his in-depth experience with investments and financial expertise. Mr. Sleeper is a Sponsor Nominee designated by CD&R, under the terms of the Management Stockholders Agreement described in “Certain Relationships and Related Party Transactions—Management Stockholders Agreement.”

Mr. Taylor has been a director of USF Holding since March 2011. He joined KKR in 2005. Mr. Taylor currently sits on the board of directors of Aricent, Academy Sports and Outdoors, and Toys ‘R’ Us. Before joining KKR, Mr. Taylor was with Bain Capital where he was involved in the execution of investments in the retail, health care and technology sectors. He was chosen as a director based on his significant expertise in private equity and extensive business knowledge. Mr. Taylor is a Sponsor Nominee designated by KKR under the terms of the Management Stockholders Agreement described in “Certain Relationships and Related Party Transactions—Management Stockholders Agreement.”

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

Compensation Discussion and Analysis

In this section, we provide an overview of our philosophy and the objectives of our executive compensation program, and describe the material components of our executive compensation program for our Named Executive Officers (“NEOs”) whose compensation is set forth in the 2014 Summary Compensation Table and other compensation tables in this report:

•	John A. Lederer, our President and Chief Executive Officer

•	Fareed Khan, our Chief Financial Officer

•	Pietro Satriano, our Chief Merchandising Officer

•	Stuart S. Schuette, our Chief Operating Officer

•	Keith Rohland, our Chief Information Officer

In addition, we explain how and why the Compensation Committee of the USF Holding board of directors (the “Compensation Committee”) arrives at compensation policies and decisions involving the NEOs.

Executive Summary

Our long-term success depends on our ability to attract, retain and motivate highly talented individuals who are committed to our vision and strategy. A key objective of our executive compensation program is to link such individuals’ pay to their performance and their advancement of our overall annual and long-term performance and business strategies. Another objective of our compensation program is to encourage high-performing executives to remain with US Foods over the course of their careers.

We believe that the amount of compensation for each NEO reflects extensive management experience, continued high performance and exceptional service to us. We also believe that our compensation strategies have been effective in attracting executive talent and promoting performance and retention.

Changes in Fiscal Year 2014

2014 Discretionary Bonus

The Compensation Committee chose to award a special discretionary bonus at year-end 2014 to 17 company executives. This award was granted to recognize the extraordinary efforts of the leadership team in their management of the company through the exceptional circumstances that existed in 2014, including the protracted Acquisition process that did not complete in 2014. While not the primary factor, a secondary consideration in making the awards for the CEO direct reports was the deferral of the annual merit base salary increases that would have otherwise taken place in July. Recipients of this award included all nine direct reports to the CEO and the eight Regional Presidents with award amounts determined on an individual basis in view of each executive’s contributions and extra responsibilities caused by the Acquisition process. The CEO was not provided with a discretionary award. NEO recipients of the bonus included:

Name	Bonus Amount
Stuart Schuette	$200,000
Pietro Satriano	$200,000
Fareed Khan	$100,000
Keith Rohland	$100,000

Changes to our Executive Compensation Program

US Foods is committed to providing and maintaining a competitive executive compensation program; however, in light of the Acquisition and restrictions imposed under the merger agreement, much of our executive compensation program remained static and some programs were suspended. Changes to the executive compensation programs approved by the Compensation Committee in 2014 involved the suspension of the annual equity grants in 2014 due to the proposed Acquisition, and the execution of a program of targeted Retention Agreements and Transaction Bonuses. (These programs had been approved by the Committee in December 2013).

Specific changes included the following:

Component	Change	Rationale
Annual Incentive Plan (AIP)	• Suspended the Individual Performance Factor multiplier for all participating employees.	• Focuses incentive pay on financial metrics, which are more practical to use should the performance period be less than a year due to the proposed Acquisition.

Long-Term Incentive Plan	• Suspended the 2014 annual equity grants.	• This change was required in light of proposed Acquisition and its uncertain timing.

Other Incentive Elements	• Provided Retention Agreements and Transaction Bonuses to targeted individuals.	• Provides compelling compensation to secure key employees and provide management continuity during the transition phase after the Acquisition closes.

Merit Increases	• Suspended the merit increase program for CEO direct reports.	• This change was required in light of proposed Acquisition and its uncertain timing.

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

	Annual Incentive Plan Award	The Annual Incentive Plan is designed to encourage and reward executive officers for achieving annual financial performance goals. Under the Annual Incentive Plan, we pay annual incentive awards in cash with payments made in the first quarter of the fiscal year for bonuses earned with respect to performance in the prior fiscal year. Payment of the Annual Incentive Plan award is based on satisfaction of key financial performance criteria: 1) Adjusted EBITDA and 2) Cash Flow — Net Debt. The Adjusted EBITDA metric is required by the Annual Incentive Plan to be increased to the extent that amounts that were accrued for the Incentive Plan Awards — but are no longer expected to be paid — are reduced. For more, see “Overview of the 2014 Executive Compensation Program — Overview of Annual Incentive Plan Award.”

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

	Discretionary Cash Bonuses	The Compensation Committee may provide special cash bonuses to select individuals on a discretionary basis.	• Recognize extraordinary efforts of individuals

Long-Term Incentives	Equity Investment Program

Key management employees, including our NEOs, had an opportunity to invest in our parent, USF Holding. For their investment, participants receive 1) an investment stock option grant equal to the fair market value of their investment level, plus 2) an investment stock option grant based on a multiple of their investment level (1.00x to 5.00x).

There was no equity investment activity in 2014.

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

In light of the proposed Acquisition, there was no equity grant activity in 2014.

• Supports long-term value creation by providing a significant financial reward for operational success.

Restricted Stock and RSUs

Special grants of restricted stock or RSUs are provided on a rare and selective basis.

All restricted stock grants vest over time, although the time periods vary.

RSU grants can vest over time or based on performance.

In light of the proposed Acquisition, there was no annual equity grant activity in 2014.

• Special restricted stock and RSU grants are generally designed to enhance retention of key management employees through the vesting requirements.

Annual Equity Grant

The Annual Equity Grant program works much like plans at large, publicly traded companies.

The Annual Equity Grant program was suspended for 2014 pending the completion of the Acquisition.

Historically, eligible participants, including the NEOs, receive grants of both RSUs and stock options. The total value of the Annual Equity Grant award is based on the competitive practices of long-term incentive awards for similar positions. The “mix” of equity awards varies depending on the participant’s role within US Foods. For our NEOs, 75% of the Annual Equity Grant award is delivered in stock options and 25% in RSUs.

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

Retirement benefits are provided through the 401(k) Retirement Savings Plan. This plan is a long- term investment savings plan in which participants and the Company contribute money on a pre-tax basis.

Additionally, a traditional defined benefit pension plan—which provides a regular monthly income after retirement — remains in place for certain NEOs. With respect to the participating NEOs, the defined benefit plan is frozen so that there can be no further accruals.

• Designed as a long-term investment savings vehicle.

Other Benefits and Perquisites

Our NEOs participate in the same benefit programs that are offered to other salaried and hourly employees.

The NEOs are eligible for enhanced Long Term Disability (LTD) and life insurance coverage. The LTD benefit amount for NEOs is increased from 60% of monthly earnings to 66 2/3% of monthly earnings. The basic life insurance for NEOs is subject to a greater maximum coverage amount of $1.5 million, and the supplemental life/AD&D insurance is subject to a greater maximum coverage amount of $3.5 million.

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

After reviewing the compensation program and in light of the proposed Acquisition, the Compensation Committee determined that, other than the elimination of the Individual Performance Factor, the compensation program was an effective design to meet our objectives. Each NEO’s target total direct compensation (base salary, target Annual Incentive Plan award and Annual Equity Grant award, if any) provides the executive with an appropriate compensation opportunity, and each NEO’s total direct compensation is generally appropriate in light of US Foods’ overall performance, the executive’s personal performance and the proposed Acquisition.

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

Compensation Committee Resources
Independent Committee Consultant — Meridian

Meridian is available to provide independent advice to the Compensation Committee in connection with matters pertaining to executive compensation. The scope of Meridian’s services generally includes 1) attending, as requested, select Compensation Committee meetings and associated preparation work; 2) guiding the Compensation Committee’s decision-making with respect to executive compensation matters; 3) providing advice on our compensation peer group; 4) providing competitive market studies; and 5) updating the Compensation Committee on emerging best practices and changes in the regulatory and governance environment.

Meridian did not provide any services to US Foods in 2014 that were unrelated to executive compensation.

US Foods’ Human Resources Department	US Foods’ Chief Human Resources Officer and the Human Resources Department provide benchmarking data (comprised of peer group analysis and supplemental external compensation survey data analysis) and recommendations with respect to 2014 annual base salary, annual incentive plan, and long-term incentive compensation decisions. US Foods’ Human Resources Department works with Meridian to gather and analyze relevant competitive data and to identify and evaluate various alternatives for executive compensation.

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

Use of Competitive Data

We believe US Foods must pay compensation that is competitive with the external market for executive talent. This will allow us to attract, retain and motivate executives, including the NEOs, who will enhance our long-term business results. For the NEOs, we generally construct external market comparison points by examining 1) peer group proxy data and 2) compensation market survey data.

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

Periodically, Meridian will work with our Human Resources Department to review the construction of the peer group, to ensure the peer group continues to reflect companies whose business size and complexity are similar to US Foods and with which the Company competes for top executive talent. The methodology used in constructing the proposed peer group included:

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

We made no changes to the peer group in 2014. However, in light of recent ownership changes in Dole Foods Company Inc, H J Heinz Co., Smithfield Foods Inc., Safeway Inc., and Nash Finch, the Compensation Committee may consider reviewing the components of the peer group in 2015.

Constructing the Market Compensation Comparisons

In 2014, we did not conduct a formal market comparison for the NEOs, given the proposed Acquisition and our decision to suspend the annual equity grant program.

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

The Compensation Committee uses the performance evaluations as an eligibility threshold for annual base salary increases.

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

The merit increase program for NEOs was suspended in 2014.

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

The Annual Incentive Plan awards review analysis involves comparing the formula-determined bonus plan award for the NEOs to the formula-determined bonus plan awards for the Company’s divisions.

The analysis involved in the Annual Equity Grant awards was not done in 2014, given the decision to suspend the program for 2014.

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

The Target Compensation Mix charts below includes 1) current base salary, 2) Annual Incentive Plan award targets, and 3) grant date value of stock options and RSUs granted in 2014.

Target Compensation Mix—FY 2014

(Consists of base salary, Annual Incentive Plan award target and 2014 equity grant value)

The Actual Compensation Paid chart below includes 1) base salary paid in fiscal 2014, 2) the Annual Incentive Plan award amounts paid to the NEOs related to fiscal 2014, and 3) the grant date value of stock options and restricted stock units (RSUs) award granted

Actual Compensation Paid—FY 2014

(Consists of base salary, Annual Incentive Plan award and 2014 equity grant value)

Overview of the 2014 Executive Compensation Program

Base Salary

We pay base salaries to attract and retain talented executives and to provide a fixed base of cash compensation. The table below shows the base salaries of each NEO that were approved by the Compensation Committee. These salaries were in effect for all of 2014.

Named Executive Officer	2014 Base Salary
John A. Lederer	$1,175,000
Fareed Khan	600,000
Pietro Satriano	500,000
Stuart S. Schuette	600,000
Keith Rohland	475,000

No 2014 Adjustments to Base Salary

Due to the proposed Acquisition, the base salaries of the NEOs remained the same in 2014 as they were in 2013.

Overview of Annual Incentive Plan Award

The Annual Incentive Plan (or AIP) is designed to offer opportunities for cash compensation tied directly to Company performance. Under the AIP, we pay the Annual Incentive Plan award in cash, with payments made in the first quarter of the fiscal year for bonuses earned based on performance in the prior fiscal year. Each year, the Compensation Committee approves the incentive plan framework for each NEO. In December 2013, the Compensation Committee approved the Annual Incentive Plan framework for fiscal year 2014.

The framework for the 2014 Annual Incentive Plan for the Named Executive Officers was based on the following:

The possible payout range of 2014 Annual Incentive Plan awards is 0.0% to 147%.

The performance measures relate to performance completed for fiscal 2014. The Compensation Committee determines and pays AIP awards within 90 days following the end of the fiscal year for which the award was earned.

Eligible Earnings is equal to the participant’s base salary earnings during the incentive plan year.

AIP Target Percentage is the individual Annual Incentive Plan target percentage. The individual target percentages are based on market-competitive data and are established as a percentage of base pay.

At the beginning of each plan year, the Compensation Committee designates individual AIP target percentages for each of our NEOs. For 2014, the individual AIP target percentages for our NEOs were generally positioned at the calculated median market short-term incentive target value.

The 2014 Annual Incentive Plan individual targets for our NEOs were as follows:

Named Executive Officer	2014 Annual Incentive Plan Target
John A. Lederer	110%
Fareed Khan	75%
Pietro Satriano	75%
Stuart S. Schuette	75%
Keith Rohland	75%

The Business Performance Factor is calculated based on the following financial objectives.

The various levels of performance targets to reach threshold, target and maximum payouts for the 2014 Annual Incentive Plan are described in the table below:

Business Performance Factor Targets—FY 2014

	Adjusted EBITDA	Adjusted EBITDA (payout scale)	Cash Flow — Net Debt	Cash Flow — Net Debt (payout scale)
Threshold	$812,250,000	37.50%	$4,766,790,000	37.50%
Target	$855,000,000	100.00%	$4,539,800,000	100.00%
Maximum	$997,187,000	150.00%	$4,471,700,000	120.00%

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

The Business Performance Factor is calculated in the table below:

Calculating the Business Performance Factor

Performance Metric	Potential Payment	Weighting	x	2014 Performance(1) (%)	=	Payout (%)
Adjusted EBITDA	0% - 150%	90%		37.50% - 150.00%		33.75% - 135.00%
Cash Flow—Net Debt	0% - 120%	10%		37.50% - 120.00%		3.75% - 12.00%
TOTAL	0% - 147%	100%

(1)	Assumes the threshold is met. See “FY2014 Annual Incentive Awards” below for 2014 actual payout amounts.

The 2014 Annual Incentive Plan (AIP) placed a strong emphasis on incenting financial performance—with 90% of the total weighting based on Adjusted EBITDA. The remaining 10% was based on the the average of the end of month Cash Flow—Net Debt throughout the year. The 2014 AIP target was purposefully set to reward Adjusted EBITDA performance equal to our annual operation plan, with a 100% of target AIP award. Our 2014 annual operating plan target range was set with the maximum goals that provided the opportunity to pay AIP awards above the 100% of target bonus level.

In order to provide any AIP award under the Adjusted EBITDA performance metric, we historically set an achievement threshold amount of Adjusted EBITDA equal to 95% of the established AIP Adjusted EBITDA target. For the 2014 AIP, the Adjusted EBITDA achievement threshold was set at $812,250,000.

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

If the amount by which the threshold exceeds the actual Adjusted EBITDA is greater than the accruals remaining in the Bonus Pool, no AIP award will be paid. The percentage difference between the amount of award payments to be paid to employees if the Company had met the Adjusted EBITDA threshold and the amount remaining in the Bonus Pool that will not reduce the Adjusted EBITDA amount below the threshold, is the “Haircut Reduction.” Under the AIP, the Company will not pay any incentive plan award if the Haircut Reduction equals 100% (i.e., the Company does not meet the threshold set at the beginning of the year). For example, if $5 million were accrued in the Bonus Plan at the end of 2014 (the amount that was accrued and expected to be paid as bonuses) and the Adjusted EBITDA threshold was $5 million more than the actual Adjusted EBITDA, no bonus would be paid (i.e., the Haircut Reduction would equal 100%).

Annual Incentive Plan Awards—2014 Payouts

The Compensation Committee believes that the threshold and target levels of performance represent challenging but obtainable US Foods performance. The maximum target level represents exemplary and extremely challenging performance.

The individual AIP target percentages for our NEOs were generally positioned at the median market short-term incentive target value. The 2014 AIP was purposefully set to reward performance at the annual operating plan level, with a 100% of target AIP award. We set the fiscal year 2014 annual operating plan with maximum goals that provided the opportunity to pay AIP awards beyond the 100% bonus level.

Basing AIP target percentages on the median market short-term incentive target values, and setting the reward level for performance at the annual operating plan level with a 100% of target, the AIP award ensures that total cash compensation does not significantly exceed the median—unless we reach outstanding levels of performance.

The following table reflects the actual performance levels for each of the 2014 Business Performance Factor metrics that pertain to the NEOs.

FY 2014 Annual Incentive Award

Calculating the Business Performance Factor

Performance Metric	Potential Payment	Weighting	x	2014 Performance (%)	=	Payout (%)
Adjusted EBITDA(1)	0% - 150%	90%		101.82%		94.93%
Cash Flow—Net Debt(2)	0% - 120%	10%		100.89%		11.17%
TOTAL	0% - 147%	100%				106.10%
Haircut Reduction %						0.00%
TOTAL						106.10%

(1)	For purposes of the 2014 Annual Incentive Plan, the Adjusted EBITDA target was $855 million and actual Adjusted EBITDA was $866 million. Adjusted EBIDTA is defined as EBITDA ($664 million for the fiscal year ended December 27, 2014) adjusted for 1) Sponsor fees ($10 million); 2) share-based compensation expense ($12 million); 3) pension ($2 million); 4) business transformation costs ($54 million); 5) Sysco Acquisition related costs ($38 million) and 6) the non-cash impact of LIFO adjustment ($60 million) and 7) gains, losses, or charges as specified by the Company’s debt agreements ($26 million).
(2)	For the purposes of the 2014 Annual Incentive Plan, Cash Flow – Net Debt is determined by calculating the average of the end of month Cash Flow—Net Debt throughout the year. Cash Flow—Net Debt is defined as long-term debt plus the current portion of long-term debt ($4,770 million as of December 28, 2013 and $4,748 million as of December 27, 2014) net of 1) restricted cash held on deposit in accordance with our credit agreements ($7 million as of December 28, 2013, and $6 million as of December 27, 2014) and 2) total cash and cash equivalents remaining on the balance sheet at year-end ($180 million as of December 28, 2013, and $344 million as of December 27, 2014). We had a reduction of the Cash Flow—Net Debt amount in 2014 (Cash Flow—Net Debt $4,583 million as of December 28, 2013, Cash Flow—Net Debt $4,398 million as of December 27, 2014). The 2014 Annual Incentive Plan Business Performance Factor is 106.10%.

Based on the approved 2014 Business Performance Factor, the actual 2014 Annual Incentive Plan award for each NEO was as follows:

Summary of Awards

Name	Eligible Earnings	x	Target %	x	Business Performance Factor	+	Special AOP Bonus	=	Award for FY2014 Performance
John A. Lederer	$1,175,000		110%		106.10%		$1,000,000		$2,371,328
Fareed Khan	$600,000		75%		106.10%				$477,445
Pietro Satriano	$500,000		75%		106.10%				$397,871
Stuart S. Schuette	$600,000		75%		106.10%				$477,445
Keith Rohland	$475,000		75%		106.10%				$377,977

The Compensation Committee intends that the fiscal year 2014 Annual Incentive Plan awards be subject to a “claw back.” This would happen if there were a restatement of our financial results—other than one due to a change in accounting policy—within 36 months of the award being paid. The restatement would result in the payment of a reduced award, if the award was recalculated using the restated financial results. The Compensation Committee has the sole discretion to determine the form and timing of any such repayment.

Overview of Long-term Equity Incentives

Long-term equity incentives help provide a balanced focus on both short-term and long-term goals for participating employees, including our NEOs. These incentives are important to recruiting, retention and motivation. They are designed to compensate our NEOs for their long-term commitment to US Foods, while motivating sustained increases in our financial performance and shareholder value.

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

We have an Annual Equity Grant program designed to 1) improve the market competitiveness of the Long-Term Incentive Plan and 2) provide an opportunity for wealth creation tied to US Foods’ long-term performance. The Annual Equity Grant program improves the alignment of the long-term incentive opportunities with similar opportunities provided by the companies with whom we compete for talent. It also strengthens the focus on creating long-term value by providing financial rewards for operational success.

In 2014, we suspended the equity grant program in light of the proposed Acquisition.

Equity Investments

Key management employees, including our NEOs, have an opportunity to invest side-by-side with our Sponsors. There are 127 management employees participating as equity investors. The ability to invest in our parent, USF Holding, focuses our key management on long-term value creation by providing a significant financial reward for operational success. The goal of this incentive is to promote an ownership mentality in management.

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

All of our NEOs have previously invested in USF Holding. The following table depicts the level of investment of each of our Named Executive Officers.

Named Executive Officer	Investment Level	Investment Shares	Stock Option Multiple		Investment Stock Options
John A. Lederer	$3,500,000	777,778	5.00	x	3,888,892
Fareed Khan	375,000	62,500	4.00	x	250,000
Pietro Satriano	850,000	170,000	4.00	x	680,000
Stuart S. Schuette	600,000	124,445	4.30	x	531,114
Keith Rohland	400,000	80,000	3.50	x	280,000

The investment level of each of the Named Executive Officers as a multiple of base salary is depicted below.

Named Executive Officer	Investment Level	Multiple of Base Salary
John A. Lederer	$3,500,000	2.98	x
Fareed Khan	375,000	0.63	x
Pietro Satriano	850,000	1.70	x
Stuart S. Schuette	600,000	1.00	x
Keith Rohland	400,000	0.84	x

Investment Stock Options

As stated in “Equity Investments” above, key management employees who participate as equity investors in USF Holding, including our NEOs, receive an investment stock option grant based on a multiple of their investment level. In 2014 none of our NEOs invested additional amounts in USF Holding or were granted investment stock options.

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

Performance-based investment stock options are vested using two criteria. First, they are subject to the person remaining employed with US Foods during the entire performance period. Second, the USF Holding board of directors must determine that we have achieved the annual performance target, based on Adjusted EBITDA, for each of the relevant fiscal years. If a performance target for a given fiscal year is not met, the performance-based investment stock options may still vest and become exercisable on a catch-up basis if, at the end of a subsequent fiscal year, a specified cumulative Adjusted EBITDA performance target is achieved. The annual and cumulative Adjusted EBITDA performance targets are based on our long-term financial plans in existence at the time of the grant. These targets are reviewed and approved on a yearly basis. Accordingly, in each case at the time of grant, we believed those levels—while attainable—would require strong performance and execution. The Adjusted EBITDA performance target for 2014 was $855,000,000 and actual Adjusted EBITDA was $866,237,000.

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

Annual Equity Grant

In 2013, we introduced a new Annual Equity Grant (AEG) program designed to 1) improve the market competitiveness of the Long-Term Incentive Plan and 2) provide an opportunity for wealth creation tied to US Foods’ long-term performance. The AEG program both improves the alignment of the long-term incentive opportunities with similar opportunities provided by the companies with whom we compete for talent and strengthens the focus on long-term value creation by providing financial rewards for operational success.

The AEG program works much like plans at large, publicly traded companies. The grant date for the 2013 AEG was June 3, 2013 and additional grants under this program were suspended in 2014 due to the proposed Acquisition.

Restricted Stock/Restricted Stock Units (RSUs)

The 2007 Stock Incentive Plan allows for granting of restricted stock and RSU awards. We grant restricted stock on a rare and selective basis. Restricted stock and RSU grants are designed to enhance retention of key management through specific time and/or performance vesting requirements.

For each award of RSUs under the Annual Equity Grant Program, half of the grant is time-based, vesting in equal increments in four years (25% per year). The other half is performance-based, vesting in equal increments over four years (25% per year). This is based on a comparison of actual Adjusted EBITDA against pre-set goals for Adjusted EBITDA. The combination of time-based and performance-based vesting criteria is designed to compensate participating management employees—including our NEOs—for their long-term commitment to US Foods, while motivating sustained increases in our financial performance.

On August 1, 2013, the Compensation Committee reached an agreement with Mr. Lederer on the terms of his employment arrangement through 2015. The committee’s prior compensation arrangement with Mr. Lederer did not extend past 2013. In addition to base salary, annual incentive, and annual equity grant, the Compensation Committee approved the following special compensation for Mr. Lederer:

•	$1,000,000 cash bonus if the Company achieves its 2014 Adjusted EBITDA target (paid in January 2015)

•	$1,000,000 cash bonus if the Company achieves its 2015 Adjusted EBITDA target (to be paid March 2016)

•	$1,000,000 grant of time-vested RSUs in 2013, which vested on December 31, 2014

•	$1,000,000 grant of time-vested RSUs in 2014, which vest on December 31, 2015

As part of that agreement, Mr. Lederer was granted RSUs valued at $1,000,000 in 2013 (which vested 100% on December 31, 2014) and was granted RSUs valued at $1,000,000 on December 10, 2014, which will vest 100% on December 31, 2015, subject to his continued employment. With respect to the RSU grant, the Compensation Committee also granted Mr. Lederer a “put” right, which gives him the ability to sell his RSUs back to the Company on July 1, 2015, if no liquidity event has occurred before that date. The RSU grant was granted under the 2007 Stock Incentive Plan.

Compensation Equity Awards

Name	Grant Date		Number of Shares of Stock (#)	Fair Market Value Price on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards
John A. Lederer	12/10/2014	(1)	166,667	6.00	1,000,002	(2)

(1)	With respect to Mr. Lederer, we granted restricted stock units (RSUs) under the 2007 Stock Incentive Plan as part of a 2014 equity grant. The vesting of this grant is contingent upon the executive’s continued service with the company. The grant vests 100% on December 31, 2015

(2)	The RSU grant is valued at $6.00 per share, being the fair market value price of our common stock as of December 27, 2014.

Other Equity-Based Awards

The Compensation Committee may grant other types of equity-based upon the common stock of USF Holding, including deferred stock, bonus stock, unrestricted stock and dividend equivalent rights. To date, the Compensation Committee has not granted any other type of equity-based awards to our NEOs.

Transaction and Retention Awards

In 2013, the Compensation Committee approved Transaction and Retention bonuses for select NEOs, to recognize contribution and encourage retention up to, during, and after the closing of the Acquisition.

Named Executive Officer	Transaction Award	Retention Award
John A. Lederer	$0	$0
Fareed Khan	$250,000	$600,000
Pietro Satriano	$1,000,000	$500,000
Stuart S. Schuette	$1,000,000	$600,000
Keith Rohland	$750,000	$475,000

In 2015, the Compensation Committee approved payment of the Transaction and Retention bonus amounts at specific dates even if the transaction is not consummated.

Retirement Benefits

We historically provided retirement plan benefits to corporate employees and most of our non-union operating company employees under the broad-based tax qualified US Foods, Inc. Defined Benefit Pension Plan, which we refer to as the “pension plan.” However, effective September 15, 2004, pension plan benefits are no longer provided to salaried employees. The only remaining retirement benefits for salaried employees are those provided under the tax-qualified US Foods 401(k) Retirement Savings Plan.

Executive Perquisites and Other Benefits

NEOs participate in the same benefit programs that are offered to other salaried and hourly employees. Our comprehensive benefits program offers medical coverage, prescription drug coverage, dental plans, vision plan, life insurance and disability plans and a 401(k) savings plan. These programs are designed to provide market competitive benefits to protect employees’ and their covered dependents’ health and welfare. Although our executives—including our NEOs—are eligible to participate in US Foods’ group medical and dental coverage, we adjust employees’ contributions toward the cost of this coverage according to salary level. As a result, executives pay a higher percentage of the cost of these benefits than do non-executives.

The NEOs are eligible for enhanced Long Term Disability (LTD) and life insurance coverage levels. The LTD benefit amount for NEOs is increased from 60% to 66 2/3% of monthly earnings. The basic life insurance is subject to a maximum coverage amount of $3,500,000.

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

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the Compensation Committee recommended to the boards of directors of USF Holding and US Foods that the Compensation Discussion and Analysis for the year ended December 27, 2014 be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Michael Calbert (Chairman)

Edward M. Liddy

Nathaniel H. Taylor

Richard Schnall

Summary Compensation Table

The following table sets forth information on each of the NEOs—our Chief Executive Officer, our Chief Financial Officer, and the three most highly compensated of the other executives of US Foods—at the end of fiscal year 2014. In determining the most highly compensated executives, we excluded the amounts shown under “Change in Pension Value and Nonqualified Deferred Compensation.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus		Stock Awards		Option Awards		Non- Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation		All Other Compensation		Total
John A. Lederer	2014	1,175,000	0		1,000,002	(1)	0		2,371,328	(2)	0	(3)	505,139	(4)	5,051,469
President and Chief Executive Officer	2013	1,162,603	0		1,750,002	(5)	2,250,014	(5)	1,017,086	(6)	0	(7)	263,428	(8)	6,443,133
Fareed Khan	2014	600,000	0		0		0		477,445	(2)	0	(3)	19,800	(4)	1,097,245
Chief Financial Officer	2013	187,397	650,000	(9)	1,000,002	(9)	547,500	(9)	150,000	(6)	0	(7)	1,385	(8)	2,536,284
Stuart S. Schuette	2014	600,000	0		0		0		477,445	(2)	3,576	(3)	19,800	(4)	1,100,821
Chief Operating Officer	2013	592,562	0		187,536	(5)	562,512	(5)	353,451	(6)	(1,521	)(7)	26,896	(8)	1,721,436
Pietro Satriano	2014	500,000	0		0		0		397,871	(2)	0	(3)	19,800	(4)	917,671
Chief Merchandising Officer	2013	490,082	0		937,536	(5)	562,512	(5)	292,324	(6)	0	(7)	26,896	(8)	2,309,350
Keith Rohland	2014	475,000	0		0		0		377,977	(2)	0	(3)	19,800	(4)	872,777
Chief Information Officer	2013	467,562	0		150,000	(5)	450,003	(5)	278,891	(6)	0	(7)	33,392	(8)	1,379,848

(1)	This amount relates to an equity grant of RSUs made in 2014. The grant value is calculated using the fair market value of USF Holding common stock on the grant date as determined by the USF Holding board of directors in accordance with FASB ASC Topic 718.
(2)	These amounts consist of the 2014 cash awards under the Annual Incentive Plan.
(3)	The amounts reported in the Change in Pension Value column reflect the actuarial increase in the present value of the Named Executive Officers’ benefits—under all pension plans maintained by US Foods—determined using interest rate and mortality assumptions consistent with those used in US Foods financial statements. (Data provided by Mercer Consulting)

The following table shows the change in the actuarial present value of benefits under all pension plans maintained by US Foods for each NEO,:

Change in Pension Value

Named Executive Officer	Change in Pension Value
John A. Lederer	—
Fareed Khan	—
Pietro Satriano	—
Stuart S. Schuette	$3,576
Keith Rohland	—

(4)	These amounts include:

(a)	Perquisite allowance (See Executive Perquisites and Other Benefits discussion above).

(b)	Company matching contribution in the 401(k) plan: Mr. Lederer = $0; Mr. Khan = $7,800;

Mr. Satriano = $7,800; Mr. Schuette = $7,800, Mr. Rohland = $7,800.

With regards to Mr. Lederer, reimbursement for the cost of personal travel in 2014 was $480,139, which includes a tax gross up payment of $225,425.

(5)	These amounts relate to equity grants of RSUs and stock options made in 2013. The grant values are calculated using 1) for RSUs, the fair market value of USF Holding common stock on the grant date as determined by the USF Holding board of directors and 2) for stock options, the calculated Black-Scholes value of USF Holding common stock on the grant date computed in accordance with FASB ASC Topic 718 and assume that all performance targets are met.
(6)	These amounts consist of the 2013 cash awards under the Annual Incentive Plan award.
(7)	The amounts reported in the Change in Pension Value column reflect the actuarial decrease in the present value of the NEOs’ benefits under all pension plans maintained by US Foods. This was determined using interest rate and mortality assumptions consistent with those used in US Foods financial statements. (Data provided by Mercer Consulting.)

The following table shows the change in the actuarial present value of benefits under all pension plans maintained by US Foods for each NEO:

Change in Pension Value

Named Executive Officer	Change in Pension Value
John A. Lederer	—
Fareed Khan	—
Pietro Satriano	—
Stuart S. Schuette	$(1,521)
Keith Rohland	—

(8)	These amounts include:

(a)	Perquisite allowance.

(b)	Company matching contribution in the 401(k) plan: Mr. Lederer = $0; Mr. Kahn = $1,385; Mr. Schuette = $7,650; Mr. Satriano = $7,650, Mr. Rohland = $7,650.

With regards to Mr. Lederer, reimbursement for the cost of personal travel in 2013 was $223,332, which includes a tax gross up payment of $104,854.

(9)	Mr. Khan joined US Foods on September 9, 2013, as Chief Financial Officer. As additional compensation in 2013, Mr. Khan received:

(a)	A sign-on cash bonus of $650,000 (to be repaid by Mr. Khan in decreasing amounts before the third anniversary of his start date, if his employment ends other than by death, disability, by the Company without cause, or by Mr. Khan for good reason).

(b)	A 2013 annual incentive plan guarantee of a minimum of $150,000.

(c)	A sign-on restricted stock award valued at $1,000,000, with vesting to occur ratably over a three-year period on each of December 31, 2013, 2014, and 2015, subject to his continued employment.

(d)	Stock options on a number of shares of USF Holding common stock equal to four-times the number of shares that Mr. Khan purchases through his mandatory equity investment of $375,000 in USF Holding common stock. For this he received 62,500 investment shares. He also received 250,000 investment options. 50% of the granted stock options will vest ratably over four years, based upon reaching corporate Adjusted EBITDA targets, and 50% will vest ratably over four years, based upon Mr. Khan’s time in as an employee of the Company. Because the Company did not meet the Adjusted EBITDA 2013 annual or cumulative target, none of the performance-based stock options vested in 2013. Performance-based options will vest if (i) the Acquisition is consummated; (ii) a change of control occurred and specified returns are achieved by our Sponsors; or (iii) at the discretion of the Sponsors upon a change of control. Time-based options will vest upon a change of control.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on each NEO’s stock option, restricted stock and RSUs grants outstanding as of December 31, 2014:

Outstanding Equity Awards at Fiscal Year-End
Name	Date Granted		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
John A. Lederer	12/10/2014							166,667		1,000,002
	6/3/2013	(2)	126,690	886,830		6.00	6/3/2023	109,375		656,250
	12/20/2010		500,000	55,556	(3)	4.50	12/20/2020
	9/08/2010		3,000,002	333,334	(3)	4.50	9/28/2020
Fareed Khan	10/1/2013		93,750	156,250	(4)	6.00	10/1/2023	55,556	(5)	333,334
Pietro Satriano	6/3/2013	(2)	31,673	221,711		6.00	6/3/2023	27,349		164,094
	4/1/2011		476,000	204,000	(7)	5.00	4/1/2021	22,222	(6)	133,333
Stuart S. Schuette	6/3/2013	(2)	31,673	221,711		6.00	6/3/2023	27,349		164,094
	12/20/2010		40,000	4,444	(3)	4.50	12/20/2020
	10/21/2010		222,003	24,667	(3)	4.50	10/21/2020
	9/17/2008		40,000	0		5.00	9/17/2018
	11/16/2007		280,000	0		5.00	11/16/2017
Keith Rohland	6/3/2013	(2)	25,338	177,366		6.00	6/3/2013	21,875		131,250
	5/27/2011		196,000	84,000		5.00	5/27/2021

(1)	The aggregate dollar value is calculated using $6.00, the projected fair market value of US Foods common stock on December 27, 2014.
(2)	As part of the 2013 annual equity grant, we granted restricted stock units (RSUs) and stock options under the 2007 Stock Incentive Plan. The vesting of these grants is as follows and is contingent upon the executive’s continued service with the company.

•	50% of the RSUs vest by time over four years in equal installments, starting on the first anniversary of the grant date.

•	50% of the RSUs vest over the same four-year period, but only if specific performance metrics are achieved.

•	50% of the stock options vest by time over four years in equal installments, starting on the first anniversary of the grant date.

•	50% of the stock options vest over the same four-year period, but only if specific performance metrics are achieved.

(3)

Vesting of options is contingent upon continued employment of the individual by the Company or it Subsidiaries through the applicable vesting date. The original grant, comprised 50% of time options and 50% performance options, was scheduled to vest in equal increments on December 31 of 2010, 2011, 2012, 2013, and 2014, based on conditions explained in this note. The outstanding time options vested on December 31, 2014. The outstanding performance options would have vested on December 31, 2014, so long as the company, on a consolidated basis, achieved its annual or cumulative EBITDA performance targets. If neither the annual or cumulative EBITDA targets are met, the performance options will not vest that fiscal year, but could vest in a subsequent fiscal year if the cumulative EBITDA target is met at the end of the subsequent fiscal year(s). Also, if after a Qualified Public Offereing, the investors achieve liquidity on any percentage of the Aggregate Investment that is in excess of the percentage of the performance Options that could have become vested as mentioned above, then the performance options shall become vested, to the extent not already vested, up to the same percentage of performance option that could have become vested in respect of any previously completed fiscal years. In the event of a Change in Control, (i) any outstanding time options shall become immediately exercisable; (ii) any outstanding performance options shall become immediately exercisable if as a result of the Change in Control, the Investors achieve Liquidity on the entire Aggregate Investment; and (iii) in the event of a grantee’s employment terminates due to death or permanent disability, a pro rata portion of the time options would have vested on December 31 of that year and a pro rata portion of the performance options will also vest on December 31 of that year only if and to the extent that the performance option would have vested under conditions according to the option agreement.
(4)	Vesting of options is contingent upon continued employment of the individual by the Company or it Subsidiaries through the applicable vesting date. The original grant, comprised 50% of time options and 50% performance options, is scheduled to vest in equal increments on December 31 of 2013, 2014, 2015, and 2016, based on conditions explained in this note. The outstanding time options will vest in equal increments on December 31, 2015 and 2016. The outstanding performance options will vest in equal increments on December 31, 2015 and 2016 so long as the company, on a consolidated basis, achieves its annual or cumulative EBITDA performance targets. If neither the annual or cumulative EBITDA targets are met, the performance options will not vest that fiscal year, but could vest in a subsequent fiscal year if the cumulative EBITDA target is met at the end of the subsequent fiscal year(s). Also, if after a Qualified Public Offering, the investors achieve liquidity on any percentage of the Aggregate Investment that is in excess of the percentage of the performance Options that could have become vested as mentioned above, then the performance options shall become vested, to the extent not already vested, up to the same percentage of performance option that could have become vested in respect of any previously completed fiscal years. In the event of a Change in Control, (i) any outstanding time options shall become immediately exercisable; (ii) any outstanding performance options shall become immediately exercisable if as a result of the Change in Control, the Investors achieve Liquidity on the entire Aggregate Investment; and (iii) in the event of a grantee’s employment terminates due to death or permanent disability, a pro rata portion of the time options would have vested on December 31 of that year and a pro rata portion of the performance options will also vest on December 31 of that year only if and to the extent that the performance option would have vested under conditions according to the option agreement.
(5)	So long as the grantee continues to be employed by the Company or its Subsidiaries through the applicable vesting date: (i) the Restricted Stock shall vest in increments of 33 1⁄3% of such shares on each December 31 of 2013, 2014 and 2015; and (ii) all Restricted Stock shall become vested as to 100% of such shares upon the occurrence of a Change in Control that occurs prior to December 31, 2015.
(6)	So long as the grantee continues to be employed by the Company or its Subsidiaries through the applicable vesting date: (i) the Restricted Stock shall vest as to one-fifth of the shares on each December 31 of 2011, 2012, 2013, 2014, and 2015; and (ii) all Restricted Stock shall become vested as to 100% of such shares upon the occurrence of a Change in Control that occurs prior to December 31, 2015.
(7)	Vesting of options is contingent upon continued employment of the individual by the Company or it Subsidiaries through the applicable vesting date. The original grant, comprised 50% of time options and 50% performance options, is scheduled to vest in equal increments on December 31 of 2011, 2012, 2013, 2014, and 2015, based on conditions explained in this note. The outstanding time options will vest in equal portions on December 31 of 2011, 2012, 2013, 2014 and 2015. The outstanding performance options will vest in equal portions on December 31 of 2011, 2012, 2013, 2014 and 2015, so long as the company, on a consolidated basis, achieves its annual or cumulative EBITDA performance targets. If neither the annual or cumulative EBITDA targets are met, the performance options will not vest that fiscal year, but could vest in a subsequent fiscal year if the cumulative EBITDA target is met at the end of the subsequent fiscal year(s). Also, if after a Qualified Public Offering, the investors achieve liquidity on any percentage of the Aggregate Investment that is in excess of the percentage of the performance Options that could have become vested as mentioned above, then the performance options shall become vested, to the extent not already vested, up to the same percentage of performance option that could have become vested in respect of any previously completed fiscal years. In the event of a Change in Control, (i) any outstanding time options shall become immediately exercisable; (ii) any outstanding performance options shall become immediately exercisable if as a result of the Change in Control, the Investors achieve Liquidity on the entire Aggregate Investment; and (iii) in the event a grantee’s employment terminates due to death or permanent disability, a pro rata portion of the time options would have vested on December 31 of that year and a pro rata portion of the performance options would also vest on December 31 of that year only if and to the extent that the performance option would have vested under conditions according to the option agreement.

Option Exercises and Stock Vested

The following table provides information with respect to aggregate stock option exercises and the vesting of stock awards during the fiscal year of 2014 for each of the NEOs.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
John A. Lederer			182,292	1,093,752	(2)
Fareed Khan			55,555	333,336	(2)
Pietro Satriano			26,129	156,774	(2)
Stuart S. Schuette			21,685	130,110	(2)
Keith Rohland			3,125	18,750	(2)

(1)	These numbers include restricted shares that vested on December 31, 2014. The number of restricted shares that vested for each individual: Mr. Lederer, 166,667; Mr. Khan, 55,555; Mr. Satriano, 22,222; and Mr. Schuette 17,777; Mr. Rohland, 0.
(2)	The value realized upon vesting is calculated by multiplying the number of shares of stock that vested by $6.00, the most recent good faith determination of the fair market value of USF Holdings common stock made by the board of directors as of December 27, 2014.

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

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
John A. Lederer	—	—	—
Fareed Khan	—	—	—
Pietro Satriano	—	—	—
Stuart S. Schuette	US Foods, Inc. Defined Benefit Pension Plan	0.811	11,457
Keith Rohland	—	—	—

We calculated the present value of the accumulated pension plan benefits based upon an estimated discount rate of 4.40% for the US Foods, Inc. Defined Benefit Pension Plan, and 4.05% for the Alliant Foodservice, Inc. Pension Plan, with a post-retirement mortality assumption based on the RP 2014 generational mortality table projected by Scale MP 2014.

Following are the estimated accrued benefits through fiscal year 2014 for the pension plan. These annual amounts would be payable at the earliest unreduced age shown.

Name	Plan Name	Earliest Unreduced Retirement Age (#)	Expected Years of Payment (#)	Estimated Annual Benefit ($)
John A. Lederer	—	—	—	—
Fareed Khan	—	—	—	—
Pietro Satriano	—	—	—	—
Stuart S. Schuette	US Foods, Inc. Defined Benefit Pension Plan	65	22	1,622
Keith Rohland	—	—	—	—

The pension plans—which are intended to be tax-qualified—are funded through an irrevocable tax-exempt master trust and covered approximately 19,000 eligible employees at the end of fiscal 2014. In general, a participant’s accrued benefit is equal to 1% times final average compensation times years of benefit service.

Benefits provided under any pension plan are based upon compensation up to a limit: $260,000 for calendar year 2014, under the Internal Revenue Code. In addition, annual benefits provided under the pension plans may not exceed a limit—$210,000 for calendar year 2014—under the Internal Revenue Code.

Potential Payments upon Termination, Change in Control or Public Offering

Severance Agreements

Each of our NEOs has entered into a severance agreement with the Company. Structured as “severance” agreements rather than “employment” agreements, these agreements outline additional compensation considerations in the event of 1) the executive’s termination by the Company other than for cause, and 2) termination by the executive with Good Reason (as defined under the relevant agreements, as discussed below under “Payments Upon Voluntary Termination”). The severance agreements are designed to provide standard protections to both the executive and to US Foods and are viewed as a help to ensure continuity and an aid in retention.

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

In the event of death, each NEO’s beneficiary will receive payments under our basic life insurance program in an amount up to a maximum of $1,500,000. If a NEO chose to participate in the supplemental life/AD&D insurance program, that person’s beneficiary will receive payments up to a maximum of $3,500,000.

We have included amounts that the NEO would receive under our enhanced Long Term Disability (LTD) insurance program. The LTD benefit is increased from 60% of monthly earnings to 66 2/3% of monthly earnings.

For purposes of the NEOs’ severance agreements, “permanent disability” shall be deemed to exist if the executive becomes eligible to receive long-term disability benefits under any long-term disability plan or program maintained by US Foods for its employees.

Payments Upon Termination Due to Retirement

Retirement is not treated differently from any other voluntary termination without Good Reason under any of our plans or agreements for NEOs. None of the NEOs qualified for retirement at December 27, 2014.

Payments Upon Voluntary Termination

Under the Severance Agreements with our NEOs, the payments to be made upon voluntary termination vary depending upon whether the NEO resigns with or without Good Reason, or after our failure to offer to renew, extend or replace his or her Severance Agreement under certain circumstances. Good Reason is deemed to exist in these cases:

•	There is a material diminution in title and/or duties, responsibilities or authority, including a change in reporting responsibilities

•	US Foods changes the geographic location of the NEO’s principal place of business to a location that is at least 50 miles away from the geographic location prior to the change

•	There is a willful failure or refusal by US Foods to perform any material obligation under the Severance Agreement

•	There is a reduction in the NEO’s annual rate of base salary or annual bonus target percentage of base salary—other than a reduction which is part of a general cost reduction affecting at least 90% of the executives holding positions of comparable levels of responsibility—and which does not exceed 10% of the NEO’s annual base salary and target bonus percentage, in the aggregate, when combined with any such prior reductions

In case of any event described above, the NEO will have 90 days from the date the triggering event arises to provide written notice of the grounds for a Good Reason termination, and US Foods will have 30 days to cure the claimed event. Resignation by the NEO following US Foods’ cure, or before the expiration of the 30-day cure period, constitutes a voluntary resignation and not a termination for Good Reason.

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

In the event any NEO resigns under the circumstances described below, that person’s equity will be treated as described under this “Voluntary Termination with Good Reason.”

Additionally, if the NEO 1) resigns with Good Reason or 2) resigns within 60 days of our failure to offer to renew, extend or replace his or her Severance Agreement before or at the end of the Severance Agreement’s term, then in each case the NEO will receive the following benefits after termination of employment, but contingent upon the execution and effectiveness of a release of certain claims against us and our affiliates in the form attached to the Severance Agreement:

•	All accrued but unpaid base salary through the date of the NEO’s termination of active employment

•	Current year Annual Incentive Plan award pro-rated to the date of the NEO’s termination of active employment and based on actual performance of the current year Annual Incentive Plan

•	Continuation of base salary—as in effect immediately before the termination—for 18 months (24 months in the case for Mr. Lederer) payable in accordance with our normal payroll cycle and procedures (lump sum payment in the case for Mr. Lederer)

•	Fixed bonus paid in equal installments for 18 months (24 months in the case for Mr. Lederer) based on the two-year average attainment of Annual Incentive Plan performance applied to the NEO’s current Annual Incentive Plan target and base salary amounts, multiplied by 1 1/2 (multiplied by 2 in the case of Mr. Lederer)

•	Continuation of medical and dental coverage through COBRA, paid for the NEO and his or her covered dependents (with tax gross-up) for 18 months (lump sum payment equal to 24 months in the case for Mr. Lederer)

•	Lump sum payment for unused vacation accrued during the calendar year of the NEO’s Executive Officer’s termination

•	12 months of career transition and outplacement services

•	Tax gross-up if payments trigger excess parachute payment excise tax.

During the time-period in which the NEO is receiving benefits under the Severance Agreement, the NEO cannot do the following:

•	Compete in the foodservice distribution industry—for purposes of the Severance Agreement, “competition” means becoming directly or indirectly involved with an entity located in the United States that competes directly or indirectly with US Foods

•	Solicit to hire any US Foods employees

•	Make any statements that disparage or defame US Foods in any way

Additionally, the NEO must maintain the confidentiality of, and refrain from disclosing or using, our 1) trade secrets for any period of time as the information remains a trade secret under applicable law, and 2) confidential information at all times.

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

Payment Upon Involuntary Termination

The payments to be made to a NEO upon involuntary termination vary depending upon whether the termination is with or without “cause.” Cause is deemed to exist in these cases:

•	The Company determines in good faith and following a reasonable investigation that the NEO has committed fraud, theft or embezzlement from the Company

•	The NEO pleads guilty or nolo contendere to or is convicted of any felony or other crime involving moral turpitude, fraud, theft or embezzlement

•	The NEO willfully fails or refuses to perform any material obligation under his or her Severance Agreement, or to carry out the reasonable directives of his or her supervisor (or the Board in the case for Mr. Lederer), and the NEO fails to cure the same within a period of 30 days after written notice of such failure is provided

•	The NEO has engaged in on-the-job conduct that violates US Foods’ written Code of Ethics or Company policies, and which is materially detrimental to US Foods

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

Payments After a Change in Control

For purposes of equity treatment and treatment under our Severance Agreements, a “Change in Control” means, in one or a series of transactions:

•	The sale of all or substantially all of the assets of USF Holding to any person, or group of persons acting in concert, other than to (x) the Sponsors or their affiliates or (y) any employee benefit plan maintained by USF Holding or its affiliates

•	A sale by USF Holding, the Sponsors or any of their respective affiliates to a person, or group of persons acting in concert, of USF Holding common stock, or a merger, consolidation or similar transaction involving USF Holdings that results in more than 50% of the USF Holding common stock being held by a person or group of persons acting in concert that does not include an affiliated person

•	Which results in the Sponsors and their affiliates ceasing to hold the ability to elect a majority of the members of the board of directors of USF Holding

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

If the NEO is involuntarily terminated without cause or resigns for Good Reason following a Change in Control, he or she will receive the same severance payments and benefits as described above under “Voluntary Termination with Good Reason.”

If any payments or benefits in connection with a Change in Control (as defined in Section 280G of the Internal Revenue Code) would be subject to the “golden parachute” excise tax under federal income tax rules, we will pay an additional amount to the NEO to cover the excise tax and any other excise and income taxes resulting from this payment.

The Acquisition will constitute a Change of Control, which will accelerate vesting of all stock options, stock appreciation rights, restricted stock, and restricted stock units. In addition, other than Mr. Lederer, each of the NEOs has entered into Retention Award Agreements whereby such NEOs receive cash bonuses if the Acquisition is consummated and (a) the NEO remains employed by US Foods or Sysco after the closing of the Acquisition through the later of December 31, 2014 and six months after the closing of the Acquisition (the “Retention Date”) or (b) NEO remains employed by US Foods or Sysco after the closing of the Acquisition, and US Foods or Sysco, as applicable, determines that the NEO effectively transitioned his duties prior to the Retention Date. In addition, each of the NEOs (other than Mr. Lederer) will receive a cash transaction bonus provided that the NEO remains employed by the Company through the closing date of the Acquisition. This provision is not yet defined for the CEO.

Potential Payments Upon Termination or Change in Control Tables

The tables below reflect potential payments to each of our NEOs in various terminations and change in control scenarios. This is based on compensation, benefit, and equity levels in effect on, and assuming the scenario will be effective as of, December 27, 2014.

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

John A. Lederer

President and Chief Executive Officer

	Voluntary Termination		Total and Permanent Disability or Death ($)	Involuntary Termination
Executive Benefits and Payments Upon Termination	Good Reason ($)	Retirement(1) ($)		For Cause ($)	Not For Cause ($)	Change in Control ($)
Compensation
Severance(2)	2,350,000	—	—	—	2,350,000	—
Annual Incentive(3)	2,399,253	—	—	—	2,399,253	—
Long-term Incentives
Stock Options	—	—	—	—	—	583,335
(Unvested and Accelerated or Continued Vesting)(4)
Restricted Stock and Restricted Stock Units	—	—	187,500	—	—	1,656,252
(Unvested and Accelerated or Continued Vesting)(5)
Benefits and Perquisites
Life Insurance Payment(6)	—	—	—	—	—	—
LTD Insurance Payment(7)	—	—	—	—	—	—
Health and Welfare Benefits Continuation(8)	21,463	—	—	—	21,463	—
Excise Tax Gross Up	—	—	—	—	—	—

TOTAL	4,770,716	—	187,500	—	4,770,716	2,239,587

Fareed Khan

Chief Financial Officer

	Voluntary Termination		Total and Permanent Disability or Death ($)	Involuntary Termination
Executive Benefits and Payments Upon Termination	Good Reason ($)	Retirement(1) ($)		For Cause ($)	Not For Cause ($)	Change in Control ($)
Compensation
Severance(9)	900,000	—	—	—	900,000	—
Annual Incentive(10)	626,497	—	—	—	626,497	—
Long-term Incentives
Stock Options	—	—	—	—	—	—
(Unvested and Accelerated or Continued Vesting)(4)
Restricted Stock and Restricted Stock Units	—	—	—	—	—	333,336
(Unvested and Accelerated or Continued Vesting)(5)
Benefits and Perquisites
Life Insurance Payment(6)	—	—	—	—	—	—
LTD Insurance Payment(11)	—	—	1,696,000	—	—	—
Health and Welfare Benefits Continuation(8)	34,518	—		—	34,518	—
Excise Tax Gross Up	—	—	—	—	—	—

TOTAL	1,561,015	—	1,696,000	—	1,561,015	333,336

Pietro Satriano

Chief Merchandising Officer

	Voluntary Termination		Total and Permanent Disability or Death ($)	Involuntary Termination
Executive Benefits and Payments Upon Termination	Good Reason ($)	Retirement(1) ($)		For Cause ($)	Not For Cause ($)	Change in Control ($)
Compensation
Severance(9)	750,000	—	—	—	750,000	—
Annual Incentive(10)	522,081	—	—	—	522,081	—
Long-term Incentives
Stock Options	—	—	—	—	—	204,000
(Unvested and Accelerated or Continued Vesting)(4)
Restricted Stock and Restricted Stock Units	—	—	46,884	—	—	297,426
(Unvested and Accelerated or Continued Vesting)(5)
Benefits and Perquisites
Life Insurance Payment(6)	—	—	—	—	—	—
LTD Insurance Payment(11)	—	—	1,440,000	—	—	—
Health and Welfare Benefits Continuation(8)	36,890	—	—	—	36,890	—
Excise Tax Gross Up	—	—	—	—	—	—

TOTAL	1,308,971	—	1,486,884	—	1,308,971	501,426

Stuart S. Schuette

Chief Operating Officer

	Voluntary Termination		Total and Permanent Disability or Death ($)	Involuntary Termination
Executive Benefits and Payments Upon Termination	Good Reason ($)	Retirement(1) ($)		For Cause ($)	Not For Cause ($)	Change in Control ($)
Compensation
Severance(9)	900,000	—	—	—	900,000	—
Annual Incentive(10)	626,497	—	—	—	626,497	—
Long-term Incentives
Stock Options	—	—	—	—	—	31,333
(Unvested and Accelerated or Continued Vesting)(4)
Restricted Stock and Restricted Stock Units	—	—	46,884	—	—	164,094
(Unvested and Accelerated or Continued Vesting)(5)
Benefits and Perquisites
Life Insurance Payment(6)	—	—	—	—	—	—
LTD Insurance Payment(11)	—	—	1,600,000	—	—	—
Health and Welfare Benefits Continuation(8)	36,133	—	—	—	36,133	—
Excise Tax Gross Up	—	—	—	—	—	—

TOTAL	1,562,630	—	1,646,884	—	1,562,630	195,427

Keith Rohland

Chief Information Officer

	Voluntary Termination		Total and Permanent Disability or Death ($)	Involuntary Termination
Executive Benefits and Payments Upon Termination	Good Reason ($)	Retirement(1) ($)		For Cause ($)	Not For Cause ($)	Change in Control ($)
Compensation
Severance(9)	712,500	—	—	—	712,500	—
Annual Incentive(10)	495,977	—	—	—	495,977	—
Long-term Incentives
Stock Options	—	—	—	—	—	84,000
(Unvested and Accelerated or Continued Vesting)(4)
Restricted Stock and Restricted Stock Units	—	—	37,500	—	—	131,250
(Unvested and Accelerated or Continued Vesting)(5)
Benefits and Perquisites
Life Insurance Payment(6)	—	—	—	—	—	—
LTD Insurance Payment(11)	—	—	1,904,000	—	—	—
Health and Welfare Benefits Continuation(8)	23,345	—	—	—	23,345	—
Excise Tax Gross Up	—	—	—	—	—	—

TOTAL	1,231,822	—	1,941,500	—	1,231,822	215,250

(1)	None of the NEOs is eligible for retirement as of December 27, 2015.
(2)	Assuming that Mr. Lederer executes (and does not later revoke) a release agreement, his severance payment is equal to 24 months of his annual base salary and shall be paid in equal installments over 24 months. In the event Mr. Lederer’s termination of employment falls within 24 months following a change in control, the severance amount shall be paid in a lump sum on the 60th day after the date of termination, assuming Mr. Lederer executes (and does not later revoke) a release agreement. This amount does not include the value of any outplacement benefit.
(3)	This amount is in addition to the 2014 Annual Incentive Award. Subject to execution (without revocation) of a release agreement, this amount shall equal the product of (a) the NEO’s average target achievement, which is calculated as the sum of the NEO’s target bonus percentage actually earned the annual incentive program for each of the two most recently completed calendar years for which annual cash bonus earnings have been finally determined as of the date of termination, and divided by two; (b) the NEO’s current target bonus percentage, multiplied by (c) the NEO’s current Annual Base salary, multiplied by (d) two. This amount shall be paid in equal installments over 24 months. In the event Mr. Lederer’s termination of employment falls within 24 months following a change in control, this amount will be paid in a lump sum on the on the 60th day after the date of termination, assuming Mr. Lederer executes (and does not later revoke) a release agreement.
(4)	The amounts shown include the difference between the exercise prices of the unvested options that would accelerate due to a change in control, and $6.00, the most recent good faith determination of the fair market value of USF Holdings common stock made by the board of directors as of December 27, 2014, multiplied by the number of these options outstanding. This value is calculated based on the assumption that the investors achieve liquidity on the entire aggregate investment, so the outstanding performance options vest.
(5)	These amounts reflect the outstanding RSUs that would vest upon a change in control, multiplied by $6.00, the most recent good faith determination of the fair market value of USF Holdings common stock made by the board of directors as of December 27, 2014.
(6)	No NEO has basic and supplemental life insurance coverage (Company provided or purchased) beyond the $1.5 million maximum benefit amount for employees (excluding executive officers or region presidents).
(7)	Mr. Lederer has not elected Long Term Disability insurance coverage provided by US Foods.
(8)	Assuming the NEO elects to enroll in COBRA for medical and dental coverage, this amount includes the estimated grossed up lump sum payment to be paid to the NEO under the severance agreement, to cover the COBRA premiums for 24 months for Mr. Lederer and 18 months for the other NEOs, who currently have US Foods medical and/or dental insurance. These amounts assume that the NEOs do not have unused vacation.
(9)	Assuming the NEO executes (and does not later revoke) a Release Agreement, the amount of severance is equal to 18 months of the respective annual base salary and shall be paid in equal installments over the period of 18 months. This amount does not include the value of outplacement benefits.
(10)	This amount is in addition to the 2014 Annual Incentive Award. Subject to execution (without revocation) of the Release Agreement, this amount shall equal the product of a) the executive’s average target achievement, which is calculated as the sum of the executive’s target bonus percentage actually earned by the person under the Company’s annual incentive program for each of the two most recently completed calendar years for which annual cash bonus earnings have been finally determined, as of the date of termination, and divided by two; b) the executive’s current target bonus percentage, multiplied by c) the executive’s current Annual Base salary, multiplied by d) one and one- half. This amount shall be paid in equal installments over a period of 18 months.
(11)	Each NEO who has elected Long Term Disability Insurance coverage would exceed the monthly maximum benefit amount of $20,000 under the Executive Long Term Disability plan. So this amount reflects the difference between the maximum benefit amounts between the Long Term Disability plan and the Executive Long Term Disability plan ($8,000), multiplied the number of months until retirement age under the Social Security Act, where retirement depends on the year of birth.

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

Tax Impact on Compensation

Income Deduction Limitations (Section 162(m) of the Internal Revenue Code)

Section 162(m) of the Internal Revenue Code, which applies to any publicly held corporation, generally sets a limit of $1 million on the amount of non-performance-based compensation that companies may deduct for federal income tax purposes in any given year, with respect to the compensation of each of the NEOs other than the Chief Financial Officer. Because neither our parent nor we have publicly-held equity, we are not subject to Section 162(m). Going forward, we will continue to consider the impact of Section 162(m).

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of USF Holding are Michael Calbert, Nathaniel H. Taylor, Edward M. Liddy, and Richard Schnall. The Compensation Committee is responsible for overseeing our executive compensation. No compensation committee interlock relationship existed in 2014.

Director Compensation

See “Item 10. Directors, Executive Officers and Corporate Governance” for information about the compensation of the directors of USF Holding Corp. All of the directors of US Foods are our employees, and they do not receive additional compensation for their service on our board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Beneficial Ownership

The following table includes information as of February 28, 2015, on the ownership of the common stock of USF Holding Corp. in these ways:

•	Each person known to own beneficially more than 5% of the common stock of USF Holding Corp.

•	Each of the directors of USF Holding Corp.

•	Each of our Named Executive Officers

•	All of our executive officers and directors of USF Holding Corp. as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of the security. A person is also deemed a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be acquired this way are deemed to be outstanding for purposes of computing a person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities to which that person has no economic interest. As of February 28, 2015, there were 457,410,976 shares of common stock of USF Holding Corp. outstanding.

Except as otherwise indicated in the footnotes to this table, each of the beneficial owners listed has, to our knowledge, sole voting and investment power for the indicated shares of common stock. Unless otherwise noted, the address for each individual listed below is c/o US Foods, Inc., 9399 W. Higgins Road, Suite 500, Rosemont, IL 60018.

Name and Address of Beneficial Holder(1)	Number	Percent
Investment Funds Associated With or Managed By Clayton, Dubilier & Rice, LLC(2)(3)	225,000,000	49.19%
Clayton, Dubilier & Rice Fund VII, L.P.	120,000,000	26.23%
Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P.	35,000,000	7.65%
CD&R Parallel Fund VII, L.P.	854,416	*
CDR USF Co-Investor, L.P.	49,145,584	10.74%
CDR USF Co-Investor No. 2, L.P.	20,000,000	4.37%
Investment Funds Associated With Kohlberg Kravis Roberts & Co., L.P.(3)(4)	225,000,000	49.19%
KKR 2006 Fund L.P.	199,530,000	43.62%
KKR PEI Investments, L.P.	16,000,000	3.50%
KKR Partners III, L.P.	3,670,000	*
OPERF Co-Investment LLC	1,800,000	*
ASF Walter Co-Invest L.P.	4,000,000	*
Directors and Named Executive Officers
Edward M. Liddy(5)	—	—
Richard J. Schnall(5)	—	—
Nathan K. Sleeper(5)	—	—
Michael Calbert(6)	—	—
Nathaniel H. Taylor(6)	—	—
John A. Lederer(7)(8)	4,878,224	1.07%
Fareed Khan(8)	194,430	*
Stuart S. Schuette(8)	827,061	*
Pietro Satriano(8)	823,555	*
Keith Rohland(8)	345,844	*
All directors and executive officers as a group (14 people)	9,149,846	2.00%

*	less than 1%

(1)	This table represents shares of common stock of USF Holding Corp., our direct parent, which owns all of the outstanding shares of US Foods, Inc. As set forth in this table, investment funds associated with or managed by the Sponsors currently beneficially own, in the aggregate, a majority of the outstanding shares of USF Holding Corp. common stock.
(2)	Represents shares held by the following investment funds associated with or managed by Clayton, Dubilier & Rice, LLC (“CD&R”): a) 120,000,000 shares of common stock held by Clayton, Dubilier & Rice Fund VII, L.P., whose general partner is CD&R Associates VII, Ltd., whose sole stockholder is CD&R Associates VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd.; b) 35,000,000 shares of common stock held by Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., whose general partner is CD&R Associates VII (Co-Investment), Ltd., whose sole stockholder is CD&R Associates VII, L.P.; c) 854,416 shares of common stock held by CD&R Parallel Fund VII, L.P., whose general partner is CD&R Parallel Fund Associates VII, Ltd.; d) 49,145,584 shares of common stock held by CDR USF Co-Investor, L.P. whose general partner is CDR USF Co-Investor GP Limited, whose sole stockholder is Clayton, Dubilier & Rice Fund VII, L.P., and e) 20,000,000 shares of common stock held by CDR USF Co-Investor No. 2, L.P. whose general partner is CDR USF Co-Investor GP No. 2, Limited, whose sole stockholder is CD&R Associates VII, L.P. (collectively, the “CD&R Funds”). CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd. are each managed by a two-person board of directors. Donald J. Gogel and Kevin J. Conway as the directors of CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd., may be deemed to share beneficial ownership of the shares shown as beneficially owned by the funds associated with CD&R. Such persons disclaim such beneficial ownership. Investment and voting decisions with respect to shares held by each of the CD&R Funds are made by an investment committee of limited partners of CD&R Associates VII, L.P., currently consisting of more than 10 individuals (the “Investment Committee”). All members of the Investment Committee disclaim beneficial ownership of the shares shown as beneficially owned by the investment funds managed by CD&R. The address for each of Clayton, Dubilier & Rice Fund VII, L.P., CD&R Parallel Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CD&R Associates VII, Ltd., CD&R Associates VII, L.P., CD&R Parallel Fund Associates VII, Ltd., CD&R Associates VII (Co-Investment), Ltd. and CD&R Investment Associates VII, Ltd. is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. The address for CD&R is 375 Park Avenue, 18th Floor, New York, NY 10152.
(3)	USF Holding Corp. and US Foods, Inc. are a party to the Stockholders’ Agreement, among each of them and the Sponsors. Among other things, USF Holding Corp. and each stockholder that is a party to the Stockholders’ Agreement, is required to take all necessary action to cause the Board nominees that the Sponsors have chosen to be elected. These actions include recommending the nominees of the Sponsors to our Board for inclusion in the slate of nominees recommended by the Board to stockholders for election. (See “Certain Relationships and Related Party Transactions—Stockholders’ Agreement”).
(4)	Represents shares held by the following investment funds associated with Kohlberg Kravis Roberts & Co., L.P.: a) 199,530,000 shares of common stock held by KKR 2006 Fund L.P., b) 16,000,000 shares of common stock held by KKR PEI Investments, L.P.; c) 3,670,000 shares of common stock held by KKR Partners III, L.P.; d) 1,800,000 shares of common stock held by OPERF Co-Investment LLC; and e) 4,000,000 shares of common stock held by ASF Walter Co-Invest L.P. (collectively, the “KKR Funds”). The sole general partner of the KKR 2006 Fund L.P. is KKR Associates 2006 L.P., and the sole general partner of KKR Associates 2006 L.P. is KKR 2006 GP LLC. The designated member of KKR 2006 GP LLC is KKR Fund Holdings L.P. The sole general partner of KKR PEI Investments, L.P. is KKR PEI Associates, L.P., and the sole general partner of KKR PEI Associates, L.P. is KKR PEI GP Limited. The sole shareholder of KKR PEI GP Limited is KKR Fund Holdings L.P. Messrs. Henry Kravis and George Roberts have also been designated as managers of KKR 2006 GP LLC by KKR Fund Holdings L.P. KKR III GP LLC is the sole general partner of KKR Partners III, L.P. The managers of KKR III GP LLC are Messrs. Kravis and Roberts. The manager of OPERF Co-Investment LLC is KKR Associates 2006 L.P. The general partner of ASF Walter Co-Invest L.P. is ASF Walter Co-Invest GP Limited. The general partners of KKR Fund Holdings L.P. are KKR Fund Holdings GP Limited and KKR Group Holdings L.P. The sole shareholder of KKR Fund Holdings GP Limited is KKR Group Holdings L.P. The sole general partner of KKR Group Holdings L.P. is KKR Group Limited. The sole shareholder of KKR Group Limited is KKR & Co. L.P. The sole general partner of KKR & Co. L.P. is KKR Management LLC. The designated members of KKR Management LLC are Messrs. Kravis and Roberts. Each of the KKR entities and Messrs. Kravis and Roberts may be deemed to share voting and investment power with respect to the shares beneficially owned by the KKR Funds, but each has disclaimed beneficial ownership of such shares, except to the extent directly held. The address for all entities noted above and for Mr. Kravis is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, NY 10019. The address for Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.
(5)	Does not include 225,000,000 shares of common stock held by investment funds associated with or managed by CD&R. Messrs. Liddy, Schnall, and Sleeper are directors of USF Holding Corp. and executives of CD&R. They disclaim beneficial ownership of the shares held by investment funds associated with or managed by CD&R.

(6)	Does not include 225,000,000 shares of common stock held by investment funds associated with Kohlberg Kravis Roberts & Co., L.P. Messrs. Calbert and Taylor are directors of USF Holding Corp. and executives of KKR. They disclaim beneficial ownership of the shares held by investment funds associated with KKR.
(7)	Does not include 450,000,000 shares of common stock held by investment funds associated with or managed by the Sponsors. Mr. Lederer is a director of USF Holding Corp. and is a Sponsor Nominee designated jointly by the Sponsors. Mr. Lederer disclaims beneficial ownership of the shares held by investment funds associated with or managed by the Sponsors.
(8)	Includes restricted stock, shares that were purchased pursuant to USF Holding Corp.’s employee stock purchase plan, and vested options exercisable within 60 days. This does not include unvested restricted stock units or unvested options. No unvested restricted stock units or unvested options are scheduled to vest within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Neither US Foods nor its parent company, USF Holding, are listed on a national securities exchange, and therefore they are not subject to the director independence requirements of any such exchange. Neither our organizational documents nor those of USF Holding require that a majority of the directors of such company be independent directors.

Investment funds associated with or managed by the Sponsors currently beneficially own, in the aggregate, a majority of the outstanding shares of USF Holding’s common stock. These funds are party to a stockholders agreement pursuant to which each of the funds has agreed to vote in favor of the other funds’ nominees to USF Holding’s board of directors. Therefore, the Sponsors control USF Holding’s and, through their control of USF Holding’s board of directors, indirectly control our board of directors and as a result control our management and policies. All of the directors of USF Holding were appointed pursuant to the terms of the stockholders agreement and are employed by US Foods or the Sponsors. As such, the directors of USF Holding would not be considered “independent” as defined in the federal securities laws or the rules of the New York Stock Exchange or the Nasdaq Stock Market.

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

This stockholders agreement entitles investment funds affiliated with both of the Sponsors to elect (or cause to be elected) all of USF Holding Corp.’s directors. The directors include three designees of investment funds affiliated with CD&R (one of whom shall serve as the chairman), and three designees of investment funds affiliated with KKR (one of whom shall serve as chairman of the Executive Committee and one of whom shall serve as chairman of the Compensation Committee), subject to adjustment if the ownership percentage of shares of USF Holding Corp. owned by investment funds affiliated with or managed by the applicable Sponsor decrease by more than a specified amount of their shareholdings in USF Holding Corp. The stockholders agreement also grants to investment funds affiliated with the Sponsors’ special governance rights. These include rights of approval over certain corporate and other transactions, and certain rights regarding the appointment and removal of our Chief Executive Officer, for so long as they and other investment funds affiliated with or managed by the applicable Sponsor maintain certain specified minimum levels of shareholdings in USF Holding Corp. This stockholders agreement gives investment funds affiliated with the Sponsors’ preemptive rights with respect to certain issuances of equity securities of USF Holding Corp. and its subsidiaries, including us, subject to certain exceptions. It also contains restrictions on the transfer of shares of USF Holding Corp., as well as tag-along rights, drag-along rights and rights of first offer.

Consulting Agreements and Indemnification Agreements

Upon completion of the 2007 Transactions, USF Holding Corp. and we entered into a consulting agreement with both of the Sponsors (or one of their affiliates), under which such Sponsor or its affiliate provides USF Holding Corp., us and our subsidiaries with financial advisory and management consulting services. We pay a combined monthly management fee of $0.8 million to the Sponsors (or their affiliates) for these services, plus expenses, unless the Sponsors unanimously agree to a higher amount, and may pay to them a fee for certain types of transactions that USF Holding Corp. or we complete. For the fiscal year ended December 27, 2014, we paid $10 million in management fees and related expenses. We also entered into indemnification agreements with USF Holding Corp., the Sponsors, and USF Holding Corp. stockholders affiliated with the Sponsors. Under these agreements, USF Holding Corp. and we indemnify the Sponsors, the USF Holding Corp. stockholders affiliated with the Sponsors, and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of the consulting agreement and certain other claims and liabilities.

USF Holding Corp. and the Company have in the past received financial and management services from an affiliate of one of the Sponsors. No such services were received by us in fiscal 2014 and no payments for such services were made in 2014.

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

Certain Payments in Connection with Refinancings

Affiliates of KKR received approximately $1.4 million in underwriting discounts and fees in connection with the January 2013 private placement of our Senior Notes.

In connection with the June 2013 Refinancing, we paid affiliates of KKR approximately $0.4 million in transaction fees.

Financing Arrangements

Entities affiliated with our Sponsors are lenders on some of our debt facilities. As of December 27, 2014, KKR-PBPR Capital Partners L.P. and KKR Corporate Credit Partners L.P. entities affiliated with KKR, one of our sponsors, held approximately $2 million of our Senior Notes and $284 million of our Amended 2011 Term Loan. In February 2015, the Company purchased all of the $2 million of our Senior Notes held by the entities affiliated with KKR. Entities affiliated with KKR are also lenders on the Senior ABL Facility. As of December 27, 2014, there were no outstanding borrowings under this facility. We used a portion of the proceeds from issuing Senior Notes in December 2012 and issuing Senior Notes in January 2013 and cash on hand to repurchase $166 million and $355 million, respectively, in aggregate principal amount of Senior Subordinated Notes, which were owned by an affiliate of CD&R, at a price equal to 105.625% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest to the purchase date. See Note 11—Debt in the Notes to the Audited Consolidated Financial Statements for more detailed descriptions of these facilities and the repurchase of Senior Subordinated Notes.

Policy and Procedures For Reviewing Related Party Transactions

We have not formally adopted a written policy and procedure governing the review, approval or ratification of related party transactions.

Item 14.	Principal Accounting Fees and Services

The board selected Deloitte & Touche, LLP, as our independent auditors for 2014. The Audit Committee pre-approves all auditing services and non-audit services to be provided by our independent auditors.

With respect to fiscal 2014 and fiscal 2013, the aggregate fees billed by Deloitte & Touche LLP, as applicable, were as follows:

	2014	2013

Audit fees(1)	$2,833,350	$2,962,100
Audit related fees(1)	96,540	123,510
Tax fees(2)	280,500	108,750
All other fees	30,000	25,000

	$3,240,390	$3,219,360

(1)	For fiscal 2014 and fiscal 2013, audit fees included aggregate fees billed by Deloitte & Touche, LLP for the audit of the Company’s consolidated financial statements and fees billed for the review of the Company’s interim financial statements. In connection with Sysco Corporation’s proposed acquisition of our parent, USF Holding Corp., fiscal 2014 audit fees also included fees billed for the audit of the consolidated financial statements of USF Holding Corp. and review of Sysco’s registration statement on Form S-4 and Form S-3 prospectus supplement. For fiscal 2013, audit fees also included fees billed in connection with the US Foods, Inc. registration statements on Form S-4 and Form S-1 and 144A offerings for the issuance of the Company’s Senior Notes.
(2)	For fiscal 2014 and 2013, tax fees consisted of a variety of tax consultation services.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements:

The following financial statements of US Foods, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 27, 2014 and December 28, 2013
Consolidated Statements of Comprehensive Loss for the Fiscal Years Ended December 27, 2014, December 28, 2013 and December 29, 2012
Consolidated Statements of Shareholder’s Equity for the Fiscal Years Ended December 27, 2014, December 28, 2013 and December 29, 2012
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 27, 2014, December 28, 2013 and December 29, 2012

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

Signature	Title	Date

/s/ JOHN A. LEDERER John. A, Lederer	President and Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2015

/s/ FAREED KHAN Fareed Khan	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 20, 2015

/s/ JULIETTE W. PRYOR Juliette W. Pryor	Director	March 20, 2015

Exhibits

Exhibit Number	Document Description

2.1	Agreement and Plan of Merger, dated as of December 8, 2013, by and among USF Holding Corp., Sysco Corporation, Scorpion Corporation I, Inc. and Scorpion Company II, LLC., incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 333- 185732) of US Foods, Inc. filed December 9, 2013.

2.2	Asset Purchase Agreement, dated as of February 2, 2015, by and among Performance Food Group, Inc., US Foods, Inc., E&H Distributing LLC, RS Funding, Inc., USF Propco I, LLC, USF Propco II LLC, and Trans- Porte, Inc., USF Holding Corp., and Sysco Corporation incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed February 5, 2015.

3.1.1	Restated Articles of Incorporation of US Foods, Inc. (f/k/a U.S. Foodservice, Inc. f/k/a JP Foodservice Distributors, Inc.), incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.1.2	Certificate of Amendment of Certificate of Incorporation of US Foods, Inc. (f/k/a U.S. Foodservice, Inc. f/k/a JP Foodservice Distributors, Inc.) with respect to the name change from JB Foodservice Distributors, Inc. to U.S. Foodservice, Inc., incorporated herein by reference to Exhibit 3.1.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.1.3	Certificate of Amendment of Certificate of Incorporation of US Foods, Inc. (f/k/a U.S. Foodservice, Inc.) with respect to the name change from U.S. Foodservice, Inc. to US Foods, Inc., incorporated herein by reference to Exhibit 3.1.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.2	Amended and Restated By-Laws of US Foods, Inc., incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.3	Articles of Formation of E&H Distributing, LLC, incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.4	Limited Liability Company Agreement of E&H Distributing, LLC, incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.5	Amended and Restated Certificate of Incorporation of Trans-Porte, Inc., incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.6	Amended and Restated By-Laws of Trans-Porte, Inc., incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.7.1	Certificate of Formation of Great North Imports, LLC (f/k/a USF NDG, LLC), incorporated herein by reference to Exhibit 3.7.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.7.2	Certificate of Amendment to the Certificate of Formation of Great North Imports, LLC (f/k/a USF NDG, LLC), incorporated herein by reference to Exhibit 3.7.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.8	Amended and Restated Limited Liability Company Agreement of Great North Imports, LLC (f/k/a USF NDG, LLC), incorporated herein by reference to Exhibit 3.8 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

Exhibit Number	Document Description

3.9.1	Certificate of Formation of US Foods Culinary Equipment & Supplies, LLC (f/k/a Next Day Gourmet, LLC), incorporated herein by reference to Exhibit 3.9.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.9.2	Certificate of Amendment to the Certificate of Formation of US Foods Culinary Equipment & Supplies, LLC (f/k/a Next Day Gourmet, LLC), incorporated herein by reference to Exhibit 3.9.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.10	Amended and Restated Limited Liability Company Agreement of US Foods Culinary Equipment & Supplies, LLC (f/k/a Next Day Gourmet, LLC), incorporated herein by reference to Exhibit 3.10 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.1.1	Indenture, dated as of May 11, 2011, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.1.2	First Supplemental Indenture, dated December 6, 2012, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.1.3	Second Supplemental Indenture, dated December 27, 2012, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.1.4	Third Supplemental Indenture, dated January 16, 2013, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1.4 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed February 8, 2013.

4.1.5	Fourth Supplemental Indenture, dated as of December 19, 2013, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed December 19, 2013.

4.2	Exchange and Registration Rights Agreement, dated as of May 11, 2011, by and among US Foods, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc., as the representative of the initial purchasers, incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.3	Exchange and Registration Rights Agreement, dated as of December 6, 2012, by and among US Foods, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc., as the representative of the initial purchasers, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.4	Exchange and Registration Rights Agreement, dated as of December 27, 2012, by and among US Foods, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc., as the representative of the initial purchasers, incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.5	Exchange and Registration Rights Agreement, dated as of January 16, 2013, by and among US Foods, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc., as the representative of the initial purchasers, incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed February 8, 2013.

Exhibit Number	Document Description

4.6	Form of 8.5% Senior Notes due 2019 (included in Exhibit 4.1.1).

10.1	Stockholders Agreement of USF Holding Corp., dated as of July 3, 2007, among USF Holding Corp., US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), and each of the stockholders whose name appears on the signature pages thereof or who subsequently becomes a stockholder thereby, incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.2	Letter Agreement, dated as of November 23, 2009, amending and restating Original Consulting Agreement among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.) and Kohlberg Kravis Roberts & Co. L.P., incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.3	Letter Agreement, dated as of November 23, 2009, amending and restating Original Consulting Agreement among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.) and Clayton, Dubilier & Rice, LLC (successor in interest to Clayton, Dubilier & Rice, Inc.), incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.4	Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among USF Holding Corp., US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), KKR 2006 Fund, L.P., KKR PEI Investments, L.P., KKR Partners III L.P., OPERF Co-Investment LLC, and Kohlberg Kravis Roberts & Co. L.P., incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.5	Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among USF Holding Corp., US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CD&R Parallel Fund VII, L.P., CDR USF Co-Investor No.2, L.P., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice, LLC and Clayton, Dubilier & Rice Holdings, L.P., incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.6	Indemnification Priority and Information Sharing Agreement, dated as of April 15, 2010, among the funds managed by Clayton, Dubilier & Rice, LLC, set forth on Annex 1, CDR Manager, Clayton, Dubilier & Rice Holdings, L.P., Clayton, Dubilier & Rice, Inc. and US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.7	Indemnification Priority and Information Sharing Agreement, dated as of April 15, 2010, among the funds managed by Kohlberg Kravis Roberts & Co. L.P., KKR, and US Foods, Inc. (f/k/a U.S. Foodservice Inc.), incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.8	Form of Management Stockholder’s Agreement, incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.9	Form of Sale Participation Agreement, incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.10	Form of Subscription Agreement, incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.11	Annual Incentive Plan of US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.§

10.12	2007 Stock Incentive Plan of US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

Exhibit Number	Document Description

10.13	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013. §

10.14	Form of 2012 Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013. §

10.15	Form of Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013. §

10.16	2013 Annual Incentive Plan of US Foods, Inc., incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.§

10.17	Severance Agreement, dated September 21, 2010, by and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and John A. Lederer, incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.18	Severance Agreement, dated June 12, 2009, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and Allan Swanson, incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.19	Severance Agreement, dated August 10, 2009, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and Stuart Schuette, incorporated herein by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.20	Severance Agreement, dated April 1, 2011, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and Pietro Satriano, incorporated herein by reference to Exhibit 10.20 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.21	Severance Agreement, dated June 12, 2009, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and David Esler, incorporated herein by reference to Exhibit 10.21 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.22.1	Term Loan Credit Agreement (2007 Term Facility), dated July 3, 2007, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Borrower, the several Lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent and Term Collateral Agent, Deutsche Bank Securities Inc., as Syndication Agent, and Natixis, as Senior Managing Agent, incorporated herein by reference to Exhibit 10.22.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.22.2	Amendment No. 1, dated June 6, 2012, to the 2007 Term Facility, entered into among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), each of the other Loan Parties as defined therein, Citicorp North America, Inc., as administrative agent for the lenders, and the Lenders party thereto, incorporated herein by reference to Exhibit 10.22.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.22.3	Amendment No. 2, dated December 6, 2012, to the 2007 Term Facility, entered into among US Foods, Inc., each of the other Loan Parties as defined therein, Citicorp North America, Inc., as administrative agent for the lenders, and the Lenders party thereto, incorporated herein by reference to Exhibit 10.22.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.23	Guarantee and Collateral Agreement, dated July 3, 2007, by US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Borrower and certain of its Subsidiaries in favor of Citicorp North America, Inc., as Administrative Agent and as Term Collateral Agent, incorporated herein by reference to Exhibit 10.23 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

Exhibit Number	Document Description

10.24	Revolving Credit Agreement, dated as of July 3, 2007, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower, certain Subsidiaries of the Parent Borrower signatory thereto, the several Lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, Revolving Collateral Agent, and Issuing Lender, Deutsche Bank Securities Inc., as Syndication Agent, and Natixis, as Senior Managing Agent, incorporated herein by reference to Exhibit 10.24 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.25	Revolving Guarantee and Collateral Agreement, dated as of July 3, 2007, made by US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Borrower and certain of its Subsidiaries in favor of Citicorp North America, Inc., as Administrative Agent and as Revolving Collateral Agent, incorporated herein by reference to Exhibit 10.25 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.26.1	ABL Credit Agreement (Senior ABL Facility), dated July 3, 2007, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower, certain Subsidiaries of the Parent Borrower signatory thereto, the several Lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, ABL Collateral Agent, and Issuing Lender, Deutsche Bank Securities Inc., as Syndication Agent, and Natixis, as Senior Managing Agent, incorporated herein by reference to Exhibit 10.26.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.26.2	Amendment No. 1, dated May 11, 2011 to the Senior ABL Facility, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower, certain Subsidiaries of the Parent Borrower signatory thereto, the several Lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, ABL Collateral Agent, and Issuing Lender, incorporated herein by reference to Exhibit 10.26.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.26.3	Amendment No. 2, dated November 28, 2011 to the Senior ABL Facility, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower, certain Subsidiaries of the Parent Borrower signatory thereto, the several Lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, ABL Collateral Agent, and Issuing Lender, incorporated herein by reference to Exhibit 10.26.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.26.4	Amendment No. 3, dated August 15, 2012 to the Senior ABL Facility, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower, certain Subsidiaries of the Parent Borrower signatory thereto, the several Lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, ABL Collateral Agent, and Issuing Lender, incorporated herein by reference to Exhibit 10.26.4 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.27	ABL Guarantee and Collateral Agreement, dated as of July 3, 2007, made by US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower and the several Subsidiary Borrowers signatory thereto, in favor of Citicorp North America, Inc., as Administrative Agent and as ABL Collateral Agent, incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.28.1	Credit Agreement (2011 Term Facility), dated May 11, 2011, among US Foods, Inc. (f/k/a/ U.S. Foodservice, Inc.), as the Borrower, the several Lenders from time to time party thereto, and Citicorp North America, Inc., as Administrative Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.28.2	First Amendment, dated as of June 7, 2013, to the 2011 Term Facility, among US Foods, Inc., as the Borrower, the other Loan Parties thereto, Citicorp North America, Inc., as administrative agent and collateral agent and the Lenders and other financial institutions party thereto, incorporated by reference to Exhibit 28.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333- 333-189142) of US Foods, Inc. filed July 12, 2013.

10.29	Guarantee and Collateral Agreement, dated as of May 11, 2011, among U.S. Foods, Inc. (f/k/a/ U.S. Foodservice, Inc.), as Borrower and certain of its Subsidiaries in favor of Citicorp North America, Inc., as Administrative Agent and as Term Collateral Agent, incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

Exhibit Number	Document Description

10.30	2007 Stock Incentive Plan for Key Employees of USF Holdings Corp. as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.§

10.31	Form of Management Stockholder’s Agreement, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.§

10.32	Form of Sale Participation Agreement, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.§

10.33	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.§

10.34	Form of Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.§

10.35	Form of Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.§

10.36	Offer letter, dated August 15, 2013, by and between Fareed A. Kahn and US Foods, Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed November 7, 2013.§

10.37	Restricted Stock Unit Agreement, dated as of October 1, 2013, by and between John A. Lederer and US Foods, Inc., incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.§

10.38	Severance Agreement, dated September 26, by and between US Foods, Inc. and Fareed A. Khan, incorporated herein by reference to Exhibit 10.38 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.§

10.39	Severance Agreement, dated April 5, 2013, by and between US Foods, Inc. and Mark Scharbo, incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.§

10.40	Form Amendment to Severance Agreement, December 20, 2013 by and between US Foods, Inc. and each of Fareed A. Khan, Petro Satriano, Stuart S. Schuette and Mark Scharbo, incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.§

10.41	Stockholders Agreement, dated as of December 8, 2013, by and among Sysco Corporation, Clayton Dubilier & Rice LLC, Kohlberg, Kravis Roberts & Co. L.P. and the stockholders named therein, incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.

10.42	Transaction Bonus Agreement, dated February 24, 2014 by and between US Foods, Inc. and Fareed Khan, incorporated herein by reference to Exhibit 10.42 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.43	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Fareed Khan, incorporated herein by reference to Exhibit 10.43 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.44	Transaction Bonus Agreement, dated February 24, 2014 by and between US Foods, Inc. and Stuart S. Schuette, incorporated herein by reference to Exhibit 10.44 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.45	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Stuart S. Schuette, incorporated herein by reference to Exhibit 10.45 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.46	Transaction Bonus Agreement, dated February 24, 2014 by and between US Foods, Inc. and Pietro Satriano, incorporated herein by reference to Exhibit 10.46 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

Exhibit Number	Document Description

10.47	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Pietro Satriano, incorporated herein by reference to Exhibit 10.47 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.48	Transaction Bonus Agreement, dated February 24, 2014 by and between US Foods, Inc. and Mark W. Scharbo, incorporated herein by reference to Exhibit 10.48 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.49	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Mark W. Scharbo, incorporated herein by reference to Exhibit 10.49 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.50	Letter Agreement, dated December 8, 2013, by and between US Foods, Inc. and John Lederer, incorporated herein by reference to Exhibit 10.50 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed August 12, 2014.§

10.51*§	Restricted Stock Unit Agreement, dated as of December 10, 2014, by and between John A. Lederer and US Foods, Inc.

12.1* 14.1*	Statements re Computation of Ratio of Earnings to Fixed Charges. Code of Conduct of US Foods. Inc.

21.1*	Subsidiaries of US Foods, Inc.

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith.
†	Furnished with this Report.
§	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.