Form 10-K/A
period 2014-12-27
US FOODS, INC.
filed 2015-03-24
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of US Foods, Inc. (the “Company”), amends the Company’s Annual Report on Form 10-K for the year ended December 27, 2014, which was filed with the Securities and Exchange Commission on March 20, 2015 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to correct the date of its fiscal year end in each of Exhibit 32.1 and Exhibit 32.2, which were included in the Original Filing.

No other changes have been made to the Original Filing other than as described above. We have repeated the entire text of the Original Filing in this Amendment No. 1. This Amendment No. 1 does not amend or update in any way the disclosures made in the Original Filing.

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

Date: March 24, 2015

US FOODS, INC. (Registrant)

By:	/s/ JOHN A. LEDERER
Name:	John A. Lederer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Exhibits

Exhibit Number	Document Description

2.1	Agreement and Plan of Merger, dated as of December 8, 2013, by and among USF Holding Corp., Sysco Corporation, Scorpion Corporation I, Inc. and Scorpion Company II, LLC., incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 333- 185732) of US Foods, Inc. filed December 9, 2013.

2.2	Asset Purchase Agreement, dated as of February 2, 2015, by and among Performance Food Group, Inc., US Foods, Inc., E&H Distributing LLC, RS Funding, Inc., USF Propco I, LLC, USF Propco II LLC, and Trans- Porte, Inc., USF Holding Corp., and Sysco Corporation incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed February 5, 2015.

3.1.1	Restated Articles of Incorporation of US Foods, Inc. (f/k/a U.S. Foodservice, Inc. f/k/a JP Foodservice Distributors, Inc.), incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.1.2	Certificate of Amendment of Certificate of Incorporation of US Foods, Inc. (f/k/a U.S. Foodservice, Inc. f/k/a JP Foodservice Distributors, Inc.) with respect to the name change from JB Foodservice Distributors, Inc. to U.S. Foodservice, Inc., incorporated herein by reference to Exhibit 3.1.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.1.3	Certificate of Amendment of Certificate of Incorporation of US Foods, Inc. (f/k/a U.S. Foodservice, Inc.) with respect to the name change from U.S. Foodservice, Inc. to US Foods, Inc., incorporated herein by reference to Exhibit 3.1.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.2	Amended and Restated By-Laws of US Foods, Inc., incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.3	Articles of Formation of E&H Distributing, LLC, incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.4	Limited Liability Company Agreement of E&H Distributing, LLC, incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.5	Amended and Restated Certificate of Incorporation of Trans-Porte, Inc., incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.6	Amended and Restated By-Laws of Trans-Porte, Inc., incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.7.1	Certificate of Formation of Great North Imports, LLC (f/k/a USF NDG, LLC), incorporated herein by reference to Exhibit 3.7.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.7.2	Certificate of Amendment to the Certificate of Formation of Great North Imports, LLC (f/k/a USF NDG, LLC), incorporated herein by reference to Exhibit 3.7.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.8	Amended and Restated Limited Liability Company Agreement of Great North Imports, LLC (f/k/a USF NDG, LLC), incorporated herein by reference to Exhibit 3.8 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

Exhibit Number	Document Description

3.9.1	Certificate of Formation of US Foods Culinary Equipment & Supplies, LLC (f/k/a Next Day Gourmet, LLC), incorporated herein by reference to Exhibit 3.9.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.9.2	Certificate of Amendment to the Certificate of Formation of US Foods Culinary Equipment & Supplies, LLC (f/k/a Next Day Gourmet, LLC), incorporated herein by reference to Exhibit 3.9.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.10	Amended and Restated Limited Liability Company Agreement of US Foods Culinary Equipment & Supplies, LLC (f/k/a Next Day Gourmet, LLC), incorporated herein by reference to Exhibit 3.10 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.1.1	Indenture, dated as of May 11, 2011, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.1.2	First Supplemental Indenture, dated December 6, 2012, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.1.3	Second Supplemental Indenture, dated December 27, 2012, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.1.4	Third Supplemental Indenture, dated January 16, 2013, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1.4 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed February 8, 2013.

4.1.5	Fourth Supplemental Indenture, dated as of December 19, 2013, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed December 19, 2013.

4.2	Exchange and Registration Rights Agreement, dated as of May 11, 2011, by and among US Foods, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc., as the representative of the initial purchasers, incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.3	Exchange and Registration Rights Agreement, dated as of December 6, 2012, by and among US Foods, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc., as the representative of the initial purchasers, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.4	Exchange and Registration Rights Agreement, dated as of December 27, 2012, by and among US Foods, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc., as the representative of the initial purchasers, incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.5	Exchange and Registration Rights Agreement, dated as of January 16, 2013, by and among US Foods, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc., as the representative of the initial purchasers, incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed February 8, 2013.

Exhibit Number	Document Description

4.6	Form of 8.5% Senior Notes due 2019 (included in Exhibit 4.1.1).

10.1	Stockholders Agreement of USF Holding Corp., dated as of July 3, 2007, among USF Holding Corp., US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), and each of the stockholders whose name appears on the signature pages thereof or who subsequently becomes a stockholder thereby, incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.2	Letter Agreement, dated as of November 23, 2009, amending and restating Original Consulting Agreement among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.) and Kohlberg Kravis Roberts & Co. L.P., incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.3	Letter Agreement, dated as of November 23, 2009, amending and restating Original Consulting Agreement among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.) and Clayton, Dubilier & Rice, LLC (successor in interest to Clayton, Dubilier & Rice, Inc.), incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.4	Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among USF Holding Corp., US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), KKR 2006 Fund, L.P., KKR PEI Investments, L.P., KKR Partners III L.P., OPERF Co-Investment LLC, and Kohlberg Kravis Roberts & Co. L.P., incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.5	Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among USF Holding Corp., US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CD&R Parallel Fund VII, L.P., CDR USF Co-Investor No.2, L.P., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice, LLC and Clayton, Dubilier & Rice Holdings, L.P., incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.6	Indemnification Priority and Information Sharing Agreement, dated as of April 15, 2010, among the funds managed by Clayton, Dubilier & Rice, LLC, set forth on Annex 1, CDR Manager, Clayton, Dubilier & Rice Holdings, L.P., Clayton, Dubilier & Rice, Inc. and US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.7	Indemnification Priority and Information Sharing Agreement, dated as of April 15, 2010, among the funds managed by Kohlberg Kravis Roberts & Co. L.P., KKR, and US Foods, Inc. (f/k/a U.S. Foodservice Inc.), incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.8	Form of Management Stockholder’s Agreement, incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.9	Form of Sale Participation Agreement, incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.10	Form of Subscription Agreement, incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.11	Annual Incentive Plan of US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.§

10.12	2007 Stock Incentive Plan of US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

Exhibit Number	Document Description

10.13	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013. §

10.14	Form of 2012 Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013. §

10.15	Form of Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013. §

10.16	2013 Annual Incentive Plan of US Foods, Inc., incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.§

10.17	Severance Agreement, dated September 21, 2010, by and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and John A. Lederer, incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.18	Severance Agreement, dated June 12, 2009, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and Allan Swanson, incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.19	Severance Agreement, dated August 10, 2009, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and Stuart Schuette, incorporated herein by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.20	Severance Agreement, dated April 1, 2011, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and Pietro Satriano, incorporated herein by reference to Exhibit 10.20 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.21	Severance Agreement, dated June 12, 2009, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and David Esler, incorporated herein by reference to Exhibit 10.21 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.§

10.22.1	Term Loan Credit Agreement (2007 Term Facility), dated July 3, 2007, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Borrower, the several Lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent and Term Collateral Agent, Deutsche Bank Securities Inc., as Syndication Agent, and Natixis, as Senior Managing Agent, incorporated herein by reference to Exhibit 10.22.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.22.2	Amendment No. 1, dated June 6, 2012, to the 2007 Term Facility, entered into among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), each of the other Loan Parties as defined therein, Citicorp North America, Inc., as administrative agent for the lenders, and the Lenders party thereto, incorporated herein by reference to Exhibit 10.22.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.22.3	Amendment No. 2, dated December 6, 2012, to the 2007 Term Facility, entered into among US Foods, Inc., each of the other Loan Parties as defined therein, Citicorp North America, Inc., as administrative agent for the lenders, and the Lenders party thereto, incorporated herein by reference to Exhibit 10.22.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.23	Guarantee and Collateral Agreement, dated July 3, 2007, by US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Borrower and certain of its Subsidiaries in favor of Citicorp North America, Inc., as Administrative Agent and as Term Collateral Agent, incorporated herein by reference to Exhibit 10.23 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

Exhibit Number	Document Description

10.24	Revolving Credit Agreement, dated as of July 3, 2007, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower, certain Subsidiaries of the Parent Borrower signatory thereto, the several Lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, Revolving Collateral Agent, and Issuing Lender, Deutsche Bank Securities Inc., as Syndication Agent, and Natixis, as Senior Managing Agent, incorporated herein by reference to Exhibit 10.24 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.25	Revolving Guarantee and Collateral Agreement, dated as of July 3, 2007, made by US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Borrower and certain of its Subsidiaries in favor of Citicorp North America, Inc., as Administrative Agent and as Revolving Collateral Agent, incorporated herein by reference to Exhibit 10.25 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.26.1	ABL Credit Agreement (Senior ABL Facility), dated July 3, 2007, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower, certain Subsidiaries of the Parent Borrower signatory thereto, the several Lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, ABL Collateral Agent, and Issuing Lender, Deutsche Bank Securities Inc., as Syndication Agent, and Natixis, as Senior Managing Agent, incorporated herein by reference to Exhibit 10.26.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.26.2	Amendment No. 1, dated May 11, 2011 to the Senior ABL Facility, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower, certain Subsidiaries of the Parent Borrower signatory thereto, the several Lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, ABL Collateral Agent, and Issuing Lender, incorporated herein by reference to Exhibit 10.26.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.26.3	Amendment No. 2, dated November 28, 2011 to the Senior ABL Facility, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower, certain Subsidiaries of the Parent Borrower signatory thereto, the several Lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, ABL Collateral Agent, and Issuing Lender, incorporated herein by reference to Exhibit 10.26.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.26.4	Amendment No. 3, dated August 15, 2012 to the Senior ABL Facility, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower, certain Subsidiaries of the Parent Borrower signatory thereto, the several Lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, ABL Collateral Agent, and Issuing Lender, incorporated herein by reference to Exhibit 10.26.4 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.27	ABL Guarantee and Collateral Agreement, dated as of July 3, 2007, made by US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower and the several Subsidiary Borrowers signatory thereto, in favor of Citicorp North America, Inc., as Administrative Agent and as ABL Collateral Agent, incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.28.1	Credit Agreement (2011 Term Facility), dated May 11, 2011, among US Foods, Inc. (f/k/a/ U.S. Foodservice, Inc.), as the Borrower, the several Lenders from time to time party thereto, and Citicorp North America, Inc., as Administrative Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.28.2	First Amendment, dated as of June 7, 2013, to the 2011 Term Facility, among US Foods, Inc., as the Borrower, the other Loan Parties thereto, Citicorp North America, Inc., as administrative agent and collateral agent and the Lenders and other financial institutions party thereto, incorporated by reference to Exhibit 28.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333- 333-189142) of US Foods, Inc. filed July 12, 2013.

10.29	Guarantee and Collateral Agreement, dated as of May 11, 2011, among U.S. Foods, Inc. (f/k/a/ U.S. Foodservice, Inc.), as Borrower and certain of its Subsidiaries in favor of Citicorp North America, Inc., as Administrative Agent and as Term Collateral Agent, incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

Exhibit Number	Document Description

10.30	2007 Stock Incentive Plan for Key Employees of USF Holdings Corp. as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.§

10.31	Form of Management Stockholder’s Agreement, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.§

10.32	Form of Sale Participation Agreement, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.§

10.33	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.§

10.34	Form of Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.§

10.35	Form of Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.§

10.36	Offer letter, dated August 15, 2013, by and between Fareed A. Kahn and US Foods, Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed November 7, 2013.§

10.37	Restricted Stock Unit Agreement, dated as of October 1, 2013, by and between John A. Lederer and US Foods, Inc., incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.§

10.38	Severance Agreement, dated September 26, by and between US Foods, Inc. and Fareed A. Khan, incorporated herein by reference to Exhibit 10.38 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.§

10.39	Severance Agreement, dated April 5, 2013, by and between US Foods, Inc. and Mark Scharbo, incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.§

10.40	Form Amendment to Severance Agreement, December 20, 2013 by and between US Foods, Inc. and each of Fareed A. Khan, Petro Satriano, Stuart S. Schuette and Mark Scharbo, incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.§

10.41	Stockholders Agreement, dated as of December 8, 2013, by and among Sysco Corporation, Clayton Dubilier & Rice LLC, Kohlberg, Kravis Roberts & Co. L.P. and the stockholders named therein, incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.

10.42	Transaction Bonus Agreement, dated February 24, 2014 by and between US Foods, Inc. and Fareed Khan, incorporated herein by reference to Exhibit 10.42 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.43	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Fareed Khan, incorporated herein by reference to Exhibit 10.43 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.44	Transaction Bonus Agreement, dated February 24, 2014 by and between US Foods, Inc. and Stuart S. Schuette, incorporated herein by reference to Exhibit 10.44 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.45	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Stuart S. Schuette, incorporated herein by reference to Exhibit 10.45 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.46	Transaction Bonus Agreement, dated February 24, 2014 by and between US Foods, Inc. and Pietro Satriano, incorporated herein by reference to Exhibit 10.46 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

Exhibit Number	Document Description

10.47	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Pietro Satriano, incorporated herein by reference to Exhibit 10.47 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.48	Transaction Bonus Agreement, dated February 24, 2014 by and between US Foods, Inc. and Mark W. Scharbo, incorporated herein by reference to Exhibit 10.48 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.49	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Mark W. Scharbo, incorporated herein by reference to Exhibit 10.49 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.§

10.50	Letter Agreement, dated December 8, 2013, by and between US Foods, Inc. and John Lederer, incorporated herein by reference to Exhibit 10.50 to the Current Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed August 12, 2014.§

10.51**§	Restricted Stock Unit Agreement, dated as of December 10, 2014, by and between John A. Lederer and US Foods, Inc.

12.1** 14.1**	Statements re Computation of Ratio of Earnings to Fixed Charges. Code of Conduct of US Foods. Inc.

21.1**	Subsidiaries of US Foods, Inc.

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data File.

*	Filed herewith.
**	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 20, 2015, which is being amended hereby.
†	Furnished with this Report.
§	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.