Form 10-Q
period 2015-03-28
US FOODS, INC.
filed 2015-05-11
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At May 11, 2015, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by USF Holding Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share data)

	March 28, 2015	December 27, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$377,529	$343,659
Accounts receivable, less allowances of $23,521 and $24,989	1,296,793	1,252,738
Vendor receivables, less allowances of $3,283 and $2,802	128,734	97,668
Inventories — net	1,067,275	1,050,898
Prepaid expenses	75,856	67,791
Assets held for sale	3,302	5,360
Other current assets	8,155	11,799

Total current assets	2,957,644	2,829,913
PROPERTY AND EQUIPMENT — Net	1,719,129	1,726,583
GOODWILL	3,835,477	3,835,477
OTHER INTANGIBLES — Net	565,360	602,827
DEFERRED FINANCING COSTS	21,677	26,144
OTHER ASSETS	46,576	36,170

TOTAL ASSETS	$9,145,863	$9,057,114

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$184,441	$178,912
Accounts payable	1,329,892	1,159,160
Accrued expenses and other current liabilities	379,444	435,638
Current portion of long-term debt	52,434	51,877

Total current liabilities	1,946,211	1,825,587
LONG-TERM DEBT	4,693,962	4,696,273
DEFERRED TAX LIABILITIES	385,298	420,319
OTHER LONG-TERM LIABILITIES	443,095	450,219

Total liabilities	7,468,566	7,392,398

COMMITMENTS AND CONTINGENCIES (See Note 16)
SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value — authorized, issued, and outstanding, 1,000 shares	1	1
Additional paid-in capital	2,337,794	2,336,528
Accumulated deficit	(506,657)	(513,772)
Accumulated other comprehensive loss	(153,841)	(158,041)

Total shareholder’s equity	1,677,297	1,664,716

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$9,145,863	$9,057,114

See Notes to Consolidated Financial Statements (Unaudited)

US FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	13-Weeks Ended
	March 28,	March 29,
	2015	2014

NET SALES	$5,553,638	$5,456,635
COST OF GOODS SOLD	4,624,574	4,561,948

Gross profit	929,064	894,687

DISTRIBUTION, SELLING AND ADMINISTRATIVE COSTS	886,729	877,570

OPERATING INCOME	42,335	17,117
INTEREST EXPENSE—Net	70,913	73,178

Loss before income taxes	(28,578)	(56,061)
INCOME TAX (BENEFIT) PROVISION	(35,693)	9,163

NET INCOME (LOSS)	7,115	(65,224)
OTHER COMPREHENSIVE INCOME (LOSS)—Net of tax:
Changes in retirement benefit obligations, net of income tax	4,200	984

COMPREHENSIVE INCOME (LOSS)	$11,315	$(64,240)

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	13-Weeks Ended
	March 28,	March 29,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,115	$(65,224)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,449	99,799
(Gain) loss on disposal of property and equipment	(312)	43
Tangible asset impairment charge	1,118	130
Amortization of deferred financing costs	4,467	4,528
Insurance proceeds	10,112	—
Insurance recovery gain	(10,063)	—
Amortization of Senior Notes original issue premium	(832)	(832)
Deferred tax provision	(34,992)	8,845
Share-based compensation expense	2,466	3,053
Provision for doubtful accounts	3,701	4,188
Changes in operating assets and liabilities:
Increase in receivables	(78,822)	(141,889)
(Increase) decrease in inventories	(16,377)	9,703
Increase in prepaid expenses and other assets	(5,271)	(9,129)
Increase in accounts payable and bank checks outstanding	178,603	193,253
Decrease in accrued expenses and other liabilities	(58,669)	(75,379)

Net cash provided by operating activities	101,693	31,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	1,576	579
Purchases of property and equipment	(57,191)	(40,703)
Insurance proceeds related to property and equipment	2,771	—
Purchase of industrial revenue bonds	(12,376)	—

Net cash used in investing activities	(65,220)	(40,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	12,376	385,450
Principal payments on debt and capital leases	(13,778)	(384,697)
Proceeds from parent company stock sales	—	104
Parent company common stock repurchased	(1,201)	(44)

Net cash (used in) provided by financing activities	(2,603)	813

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,870	(8,222)
CASH AND CASH EQUIVALENTS—Beginning of period	343,659	179,744

CASH AND CASH EQUIVALENTS—End of period	$377,529	$171,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$96,823	$98,176
Income taxes paid (refunded)—net of payments	1	(270)
Property and equipment purchases included in accounts payable	24,279	10,947
Capital lease additions	—	46,763

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods, Inc. and its consolidated subsidiaries is referred to here as “we,” “our,” “us,” “the Company,” or “US Foods.” US Foods is a wholly owned subsidiary of USF Holding Corp. (“USF Holding”), a Delaware corporation formed and controlled by investment funds associated with or designated by Clayton, Dubilier & Rice, Inc. (“CD&R”), and Kohlberg Kravis Roberts & Co. (“KKR” and, together with CD&R, collectively the “Sponsors”).

Proposed Acquisition by Sysco — On December 8, 2013, USF Holding entered into an agreement and plan of merger (the “Merger Agreement”) with Sysco Corporation, a Delaware corporation (“Sysco”); Scorpion Corporation I, Inc., a Delaware corporation and a wholly owned subsidiary of Sysco; and Scorpion Company II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Sysco, through which Sysco will acquire USF Holding (the “Acquisition”) on the terms and subject to the conditions set forth in the Merger Agreement. The aggregate purchase price will consist of $500 million in cash and approximately $3 billion in Sysco’s common stock, subject to possible downward adjustment pursuant to the Merger Agreement. The closing of the Acquisition is subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On February 18, 2014, US Foods and Sysco received a request for additional information and documentary materials from the U.S. Federal Trade Commission (the “FTC”) in connection with the Acquisition and the companies worked closely and cooperatively with the FTC as it conducted its review of the proposed Acquisition. If the Merger Agreement is terminated because the required antitrust approvals cannot be obtained, or if the Acquisition does not close by a date as specified in the Merger Agreement, in certain circumstances Sysco will be required to pay a termination fee of $300 million to USF Holding.

On February 2, 2015, USF Holding, US Foods and certain of its subsidiaries and Sysco entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Performance Food Group, Inc., a Colorado corporation (“PFG”), through which PFG agreed to purchase, subject to the terms and conditions of the Asset Purchase Agreement, 11 US Foods distribution centers located in the Cleveland, Ohio; Corona, California; Denver, Colorado; Kansas City, Kansas; Las Vegas, Nevada; Minneapolis, Minnesota; Phoenix, Arizona (including the Phoenix Stock Yards business); Salt Lake City, Utah; San Diego, California (including the San Diego Stock Yards business); San Francisco, California and Seattle, Washington markets, and related assets and liabilities, in connection with (and subject to) the closing of the Acquisition. The Asset Purchase Agreement contains certain termination rights, including the right of PFG to terminate if the Acquisition has not closed by the earlier of September 9, 2015 (subject to PFG’s right to extend under certain circumstances), and automatically terminates in the event the Merger Agreement terminates. The Asset Purchase Agreement provides that, upon termination under certain circumstances, PFG will be entitled to receive an aggregate termination fee of $25 million if termination occurs after May 2, 2015 and on or prior to July 6, 2015 or $50 million if such termination occurs after July 6, 2015, with each of Sysco and US Foods responsible for one half of such aggregate termination fee.

On February 19, 2015, the FTC voted by a margin of 3-2 to seek to block the Acquisition by filing a federal district court action in the District of Columbia for a preliminary injunction to prevent the parties from closing the Acquisition until after a full trial is conducted by a FTC Administrative Law Judge in a separate administrative action that was filed concurrently by the FTC. In addition, the District of Columbia and state attorneys general from 11 states have joined the FTC’s complaint for a preliminary injunction. Sysco issued a press release on February 19, 2015, announcing that it will contest the FTC’s attempt to block the proposed Acquisition. The preliminary injunctive hearing in federal district court commenced on May 5, 2015 and is expected to conclude no later than May 13, 2015. The FTC administrative trial is scheduled to commence on July 21, 2015.

On May 6, 2015, Sysco notified USF Holding of its decision to extend the termination date of the Merger Agreement for 60 days, from the then current termination date of May 7, 2015 to July 6, 2015. Provided all of the conditions to the closing of the Acquisition, other than termination of the waiting period under the HSR Act, have been satisfied, either party may extend the termination date from its current termination date of July 6, 2015 to September 8, 2015.

Business Description—US Foods markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. These customers include independently owned single and multi-location restaurants, regional concepts, national chains, hospitals, nursing homes, hotels and motels, country clubs, fitness centers, government and military organizations, colleges and universities, and retail locations.

Basis of Presentation—The Company operates on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fourth quarter. The Company’s fiscal year 2015 is a 53-week fiscal year. The accompanying Unaudited Consolidated Financial Statements include the accounts of US Foods and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and disclosures required by GAAP for annual financial statements. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (the “Company’s 2014 Annual Report”). Certain footnote disclosures included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

The Consolidated Financial Statements have been prepared by the Company, without audit, with the exception of the December 27, 2014 Consolidated Balance Sheet which was included in the Audited Consolidated Financial Statements in the Company’s 2014 Annual Report. The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Unaudited Consolidated Financial Statements reflect all adjustments which are of a normal and recurring nature that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that might be achieved for the full year.

Restructuring and tangible asset impairment charges of $0.2 million in 2014 have been reclassified to Distribution, selling and administrative costs in the Unaudited Consolidated Statement of Comprehensive Income (Loss) to conform with the current period presentation.

Public Filer Status—During the fiscal second quarter 2013, the Company completed the registration of $1,350 million aggregate principal amount of outstanding 8.5% Senior Notes due 2019 (“Senior Notes”) and became subject to rules and regulations of the SEC, including periodic and current reporting requirements under the Securities Exchange Act of 1934, as amended. The Company did not receive any proceeds from the registration of the Senior Notes. Presently, the Company files periodic reports as a voluntary filer pursuant to contractual obligations in the indenture governing the Senior Notes (the “Senior Notes Indenture”).

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU amends the FASB’s Accounting Standards Codification Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software to provide customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The ASU cites “software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements” as examples of cloud computing arrangements. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2015, with early adoption permitted. The Company is currently reviewing the provisions of this ASU.

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. This ASU gives an employer whose fiscal year-end does not coincide with a calendar month-end (e.g., an entity that has a 52-week or 53-week fiscal year) the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2015, with early adoption permitted. The Company expects to elect the practical expedient for the measurement of its defined benefit retirement obligations and related plan assets at the end of its 2015 fiscal year. The adoption of this guidance is not expected to materially affect the Company’s financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2015, with early adoption permitted. The Company is currently reviewing the provisions of this ASU.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will be introduced into the FASB’s Accounting Standards Codification as Topic 606. Topic 606 replaces Topic 605, the previous revenue recognition guidance. The new standard core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. Tentatively, the new standard will be effective for the Company in the first quarter of fiscal 2018, with early adoption permitted in the first quarter of fiscal 2017. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact of this ASU and has not yet selected an implementation approach.

3.	INVENTORIES

The Company’s inventories—consisting mainly of food and other foodservice-related products—are considered finished goods. Inventory costs include the purchase price of the product and freight charges to deliver it to the Company’s warehouses, and are net of certain cash or non-cash considerations received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. At March 28, 2015, and December 27, 2014, the LIFO balance sheet reserves were $184 million and $208 million, respectively. As a result of net changes in LIFO reserves, Cost of goods sold decreased $24 million and increased $25 million for the 13-weeks ended March 28, 2015 and March 29, 2014, respectively.

4.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing program under its 2012 ABS Facility, the Company and certain of its subsidiaries sell—on a revolving basis—their eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Unaudited Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral or, in lieu of providing cash collateral, it can pay down its borrowings on the 2012 ABS Facility to cover the shortfall. Due to sufficient eligible receivables available as collateral, no cash collateral was held at March 28, 2015 or December 27, 2014. Included in the Company’s accounts receivable balance as of March 28, 2015 and December 27, 2014 was $974 million and $941 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 10—Debt for a further description of the 2012 ABS Facility.

5.	ASSETS HELD FOR SALE

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

The change in Assets held for sale for the 13-weeks ended March 28, 2015 was as follows (in thousands):

Balance at December 27, 2014	$5,360
Tangible asset impairment charges	(1,118)
Assets sold	(940)

Balance at March 28, 2015	$3,302

During the first quarter of 2015, one facility classified as Assets held for sale was sold for proceeds of $1 million. See Note 8—Fair Value Measurements.

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the respective leases or the estimated useful lives of the assets. At March 28, 2015 and December 27, 2014, Property and equipment-net included accumulated depreciation of $1,370 million and $1,313 million, respectively. Depreciation expense was $62 million for the 13-weeks ended March 28, 2015 and March 29, 2014.

7.	GOODWILL AND OTHER INTANGIBLES

Goodwill and Other intangible assets include the cost of acquired businesses in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include Customer relationships, Noncompete agreements, the Brand names and trademarks comprising the Company’s portfolio of exclusive brands, and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization.

Customer relationship intangible assets have definite lives, so they are carried at the acquired fair value less accumulated amortization. Customer relationship intangible assets are amortized over the estimated useful lives (four to ten years). Amortization expense was $37 million and $38 million for the 13-weeks ended March 28, 2015 and March 29, 2014, respectively.

Goodwill and Other intangibles, net, consisted of the following (in thousands):

	March 28, 2015	December 27, 2014

Goodwill	$3,835,477	$3,835,477

Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$1,373,908	$1,376,094
Accumulated amortization	(1,061,921)	(1,026,680)

Net carrying value	311,987	349,414

Noncompete agreement—amortizable:
Gross carrying amount	800	800
Accumulated amortization	(227)	(187)

Net carrying value	573	613

Brand names and trademarks—not amortizing	252,800	252,800

Total Other intangibles—net	$565,360	$602,827

The 2015 decrease in the gross carrying amount of Customer relationships is attributable to the write-off of fully amortized intangible assets.

As required, the Company assesses Goodwill and Other intangible assets with indefinite lives for impairment annually, or more frequently, if events occur that indicate an asset may be impaired. For Goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment at the beginning of each fiscal third quarter. For Other intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All goodwill is assigned to the consolidated Company as the reporting unit.

The Company completed its most recent annual impairment assessment for Goodwill and its indefinite-lived intangible assets as of June 30, 2014—the first day of fiscal 2014 third quarter—with no impairments noted.

8.	FAIR VALUE MEASUREMENTS

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

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 28, 2015 and December 27, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$265,500	$—	$—	$265,500

Balance at March 28, 2015	$265,500	$—	$—	$265,500

Recurring fair value measurements:
Money market funds	$231,600	$—	$—	$231,600

Balance at December 27, 2014	$231,600	$—	$—	$231,600

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$2,600	$2,600

Balance at March 28, 2015	$—	$—	$2,600	$2,600

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$4,800	$4,800

Balance at December 27, 2014	$—	$—	$4,800	$4,800

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with an original maturity of three or fewer months. They are valued using quoted market prices in active markets.

Nonrecurring Fair Value Measurements

Assets Held for Sale

The Company is required to record Assets held for sale at the lesser of the carrying amount or estimated fair value less cost to sell. Certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in a Tangible asset impairment charge of $1 million during the first quarter of 2015. No material impairments to Assets held for sale were recognized during the first quarter of 2014. Fair value was estimated by the Company based on information received from real estate brokers.

The amounts included in the tables above, classified under Level 3 within the fair value hierarchy, represent the estimated fair values of those Assets held for sale that became the new carrying amounts at the time the impairments were recorded.

Other Fair Value Measurements

The carrying value of cash, restricted cash, Accounts receivable, Bank checks outstanding, Accounts payable and accrued expenses approximate their fair values due to their short-term maturities. The carrying value of the self-funded industrial revenue bond asset and the corresponding long-term liability approximate their fair values. See Note 10—Debt, for a further description of the industrial revenue bond agreement.

The fair value of the Company’s total debt approximated $4.8 billion, as compared to its aggregate carrying value of $4.7 billion as of March 28, 2015 and December 27, 2014. At March 28, 2015 and December 27, 2014, the fair value, estimated at $1.4 billion, of the Company’s 8.5% Senior Notes was classified under Level 2 of the fair value hierarchy, with fair valued based upon the closing market price at the end of the reporting period. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk. See Note 10—Debt.

9.	VARIABLE INTEREST ENTITY

In April 2014, the Company entered into a sublease and future purchase of a distribution facility. Under these agreements, the facility will be purchased in May 2018, commensurate with the sublease termination date. The facility is the only asset owned by an investment trust, the landlord to the original lease. The Company determined the investment trust is a variable interest entity (“VIE”) for which the Company is the primary beneficiary.

Despite ongoing efforts, the Company was unable to obtain the information necessary to include the accounts and activities of the investment trust in its Unaudited Consolidated Financial Statements. As such, the Company has opted to invoke the scope exception available under VIE accounting guidance and will not consolidate the VIE. Since the Company was not be able to consolidate the investment trust under VIE guidance, applicable lease guidance has been applied to the transaction itself. The Company has concluded that the sublease and purchase agreements, together, qualify for capital lease treatment. Accordingly at March 28, 2015, a capital asset and related lease and purchase obligation totaling $27 million and $23 million, respectively, are recorded in the Company’s Unaudited Consolidated Balance Sheet. The Company depreciates the asset balance over its estimated useful life and reduces the capital lease and purchase obligation as payments are made.

10.	DEBT

The Company’s debt consisted of the following (in thousands):

	Contractual Maturity	Interest Rate at March 28, 2015	March 28, 2015	December 27, 2014
Debt Description
ABL Facility	May 11, 2016	—	$—	$—
2012 ABS Facility	May 11, 2016	1.23%	636,000	636,000
Amended 2011 Term Loan	March 31, 2019	4.50	2,068,500	2,073,750
Senior Notes	June 30, 2019	8.50	1,348,276	1,350,000
CMBS Fixed Facility	August 1, 2017	6.38	472,391	472,391
Obligations under capital leases	2018–2025	3.34 - 6.25	182,995	189,232
Other debt	2018–2031	5.75 - 9.00	24,084	11,795

Total debt			4,732,246	4,733,168
Add: Unamortized premium			14,150	14,982
Less: Current portion of long-term debt			(52,434)	(51,877)

Long-term debt			$4,693,962	$4,696,273

At March 28, 2015, $2,028 million of the total debt was at a fixed rate.

Revolving Credit Agreement

The Company’s asset backed senior secured revolving loan facility (“ABL Facility”) provides for loans of up to $1,100 million, with its capacity limited by borrowing base calculations. As of March 28, 2015, the Company had no outstanding borrowings, but had issued letters of credit totaling $352 million under the ABL Facility. Outstanding letters of credit included: (1) $81 million issued to secure the Company’s obligations with respect to certain facility leases, (2) $261 million issued in favor of certain commercial insurers securing the Company’s obligations with respect to its self-insurance program, and (3) $10 million in letters of credit for other obligations of the Company. There was available capacity on the ABL Facility of $748 million at March 28, 2015, according to the borrowing base calculation. As of March 28, 2015, on borrowings up to $75 million, the Company can periodically elect to pay interest at Prime plus 2.25% or the London Inter Bank Offered Rate (“LIBOR”) plus 3.25%. On borrowings in excess of $75 million, the Company can periodically elect to pay interest at Prime plus 1.00% or LIBOR plus 2.00%. The ABL Facility also carries letter of credit fees of 2.00% and an unused commitment fee of 0.25%.

Accounts Receivable Financing Facility

Under the 2012 ABS Facility, the Company and certain of its subsidiaries sell—on a revolving basis—their eligible receivables to the Receivables Company. The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $636 million at March 28, 2015 and December 27, 2014. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $86 million at March 28, 2015 based on eligible receivables as collateral. The portion of the 2012 ABS Facility held by the lenders who fund the 2012 ABS Facility with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper plus 1.00%, and an unused commitment fee of 0.35%. The portion of the 2012 ABS Facility held by lenders that do not fund the 2012 ABS Facility with commercial paper bears interest at LIBOR plus 1.00%, and an unused commitment fee of 0.35%. See Note 4—Accounts Receivable Financing Program.

Term Loan Agreement

The Company’s senior secured term loan (“Amended 2011 Term Loan”) consisted of a senior secured term loan with outstanding borrowings of $2,068 million at March 28, 2015. The Amended 2011 Term Loan bears interest equal to Prime plus 2.50%, or LIBOR plus 3.50%, with a LIBOR floor of 1.00%, based on a periodic election of the interest rate by the Company. Principal repayments of $5 million are payable quarterly with the balance at maturity. The Amended 2011 Term Loan may require mandatory repayments if certain assets are sold, or based on excess cash flow generated by the Company, as defined in the agreement. The interest rate for all borrowings on the Amended 2011 Term Loan was 4.50%—the LIBOR floor of 1.00% plus 3.50%— at March 28, 2015. At March 28, 2015, entities affiliated with KKR held $238 million of the Company’s Amended 2011 Term Loan debt.

Senior Notes

The Senior Notes, with outstanding principal of $1,348 million at March 28, 2015, bear interest at 8.50%. There was unamortized issue premium associated with the Senior Notes issuances of $14 million at March 28, 2015. The premium is amortized as a decrease to Interest expense-net over the remaining life of the debt facility.

Effective December 19, 2013, upon consent of the note holders, the Senior Notes Indenture was amended so that the proposed Acquisition will not constitute a “Change of Control,” as defined in the Senior Notes Indenture. In the event of a “Change of Control,” the holders of the Senior Notes would have the right to require the Company to repurchase all or any part of their Senior Notes at a price equal to 101.00% of the principal amount, plus accrued and unpaid interest to the date of repurchase. If the Acquisition is terminated under terms of the Merger Agreement—or not completed by September 8, 2015—the Senior Notes Indenture will revert to its original terms. At December 27, 2014, entities affiliated with KKR held $2 million of the Company’s Senior Notes. In February 2015, the Company repurchased all of the Senior Notes held by the entities affiliated with KKR, as further discussed in Note 12—Related Party Transactions.

CMBS Fixed Facility

The CMBS Fixed Facility provides financing of $472 million and is currently secured by mortgages on 34 properties, consisting of distribution facilities. The CMBS Fixed Facility bears interest at 6.38%. Security deposits and escrow amounts related to certain properties collateralizing the CMBS Fixed Facility of $6 million at March 28, 2015 and December 27, 2014 are included in the Company’s Unaudited Consolidated Balance Sheets in Other assets.

Other Debt

Obligations under capital leases consist of amounts due for transportation equipment and building leases.

Other debt of $24 million and $12 million at March 28, 2015 and December 27, 2014, respectively, consists primarily of various state industrial revenue bonds.

To obtain certain tax incentives related to the construction of a new distribution facility, in January 2015, the Company and a wholly owned subsidiary entered into an industrial revenue bond agreement with a state for the issuance of a maximum of $40 million in Taxable Demand Revenue Bonds (“TRB’s”). The TRB’s are self-funded as the Company’s wholly owned subsidiary purchases the TRB’s, and the state loans the proceeds back to the Company. The TRB’s, which mature January 1, 2030, can be prepaid without penalty one year after issuance. Interest on the TRB’s and the loan is 6.25%. At March 28, 2015, $12 million has been drawn on TRBs and recorded as a $12 million long-term asset and a corresponding long-term liability in the Company’s Unaudited Consolidated Balance Sheet.

Security Interests

Substantially all of the Company’s assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventories and tractors and trailers owned by the Company. The CMBS Fixed Facility is collateralized by mortgages on 34 related properties. The Company’s obligations under the Amended 2011 Term Loan are secured by all of the capital stock of its subsidiaries, each of the direct and indirect wholly owned domestic subsidiaries (as defined in the agreements), and are secured by substantially all assets of the Company and its subsidiaries not pledged under the 2012 ABS Facility or the CMBS Fixed Facility. The Amended 2011 Term Loan has priority over certain collateral securing the ABL Facility, and it has second priority to collateral securing the ABL Facility. As of March 28, 2015, nine properties remain in a special purpose, bankruptcy remote subsidiary, and are not pledged as collateral under any of the Company’s debt agreements.

Restrictive Covenants

The Company’s credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict the Company’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. Certain debt agreements also contain various and customary events of default with respect to the loans. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding—together with all accrued unpaid interest and other amounts owed—may be declared immediately due and payable by the lenders. Were such an event to occur, the Company would be forced to seek new financing that may not be on as favorable terms as its current facilities. The Company’s ability to refinance its indebtedness on favorable terms—or at all—is directly affected by the current economic and financial conditions. In addition, the Company’s ability to incur secured indebtedness (which may enable it to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of its assets. This, in turn, relies on the strength of its cash flows, results of operations, economic and market conditions and other factors.

11.	RESTRUCTURING LIABILITIES

The following table summarizes the changes in the restructuring liabilities for the 13-weeks ended March 28, 2015 (in thousands):

	Severance and Related Costs	Facility Closing Costs	Total
Balance at December 27, 2014	$56,450	$431	$56,881
Change in estimate	—	36	36
Payments and usage—net of accretion	(2,276)	(52)	(2,328)

Balance at March 28, 2015	$54,174	$415	$54,589

The $54 million of restructuring liabilities as of March 28, 2015 for severance and related costs includes $49 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031 at effective interest rates ranging from 5.90% to 6.70%.

12.	RELATED PARTY TRANSACTIONS

The Company pays a monthly management fee of $0.8 million to investment funds associated with or designated by the Sponsors. For each of the 13-weeks ended March 28, 2015 and March 29, 2014, the Company recorded management fees and related expenses of $3 million. These were reported as Distribution, selling and administrative costs in the Unaudited Consolidated Statements of Comprehensive Income (Loss).

As discussed in Note 10—Debt, entities affiliated with the Sponsors hold various positions in some of the Company’s debt. At March 28, 2015, entities affiliated with KKR held $238 million in aggregate principal of the Company’s debt facilities. At March 28, 2015, entities affiliated with CD&R had no holdings of the Company’s debt facilities.

In February 2015, the Company repurchased all of the $2 million of Senior Notes held by the entities affiliated with KKR at market, for a cost of $2 million, including accrued interest.

13.	RETIREMENT PLANS

The Company has defined benefit and defined contribution retirement plans for its employees. Also, the Company contributes to various multiemployer plans under collective bargaining agreements and provides certain health care benefits to eligible retirees and their dependents.

The components of net pension and other postretirement benefit costs for Company sponsored plans for the periods presented were as follows (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Service cost	$10,134	$6,973	$9	$20
Interest cost	10,150	9,362	66	80
Expected return on plan assets	(13,298)	(11,870)	—	—
Amortization of prior service cost (credit)	49	50	(16)	(84)
Amortization of net loss (gain)	3,513	537	4	(19)
Settlements	650	500	—	—

Net periodic benefit costs	$11,198	$5,552	$63	$(3)

The Company contributed $10 million to its defined benefit and other postretirement plans during the 13-weeks ended March 28, 2015 and March 29, 2014. The Company will make $49 million in total contributions to its pension plans and other postretirement plans during fiscal year 2015.

14.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents amounts reclassified out of Accumulated other comprehensive income (loss) by component for the periods presented as follows (in thousands):

	13-Weeks Ended
Accumulated Other Comprehensive Income (Loss) Components	March 28, 2015	March 29, 2014
Defined benefit pension and other postretirement plans:
Balance at beginning of period(1)	$(158,041)	$(2,679)

Reclassification adjustments:
Amortization of prior service cost (credit)(2) (3)	33	(34)
Amortization of net loss(2) (3)	3,517	518
Settlements(2) (3)	650	500

Total before income tax	4,200	984
Income tax provision (benefit)	—	—

Current period Comprehensive income, net of tax	4,200	984

Accumulated Other Comprehensive Loss end of period(1)	$(153,841)	$(1,695)

(1)	Amounts are presented net of tax, which had no impact due to the Company’s full valuation allowance. See Note 15—Income Taxes.
(2)	Included in the computation of Net periodic benefit costs. See Note—13 Retirement Plans for additional information.
(3)	Included in Distribution, selling and administrative costs in the Unaudited Consolidated Statements of Comprehensive Income (Loss).

15.	INCOME TAXES

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

The Company estimated its annual effective tax rate to be applied to the results of the 13-weeks ended March 28, 2015 and March 29, 2014. For the 13-weeks ended March 28, 2015, the Company utilized an annual effective tax rate for purposes of determining its year-to-date tax expense. The Company included the effect of the valuation allowance impact of the tax amortization of goodwill and trademarks in the annual effective tax rate for purposes of determining its year-to-date tax expense because it was deemed to be reliable for use in quarterly reporting of income taxes. Due to the Company’s established seasonal pattern of loss in early interim periods offset by income in later interim periods, the Company realizes the year-to-date tax benefit of the book loss for the 13-weeks ended March 28, 2015.

For the 13-weeks ended March 29, 2014, the Company utilized an annual effective tax rate for purposes of determining its year-to-date tax expense, excluding the effect of the valuation allowance impact of the tax amortization of goodwill and trademarks, which was instead measured discretely by quarter to calculate the income taxes. Management concluded that to use the forecast annual effective tax rate with the amortization of tax goodwill and trademarks included would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. As a result, the Company reflected the accretion of the valuation allowance on a discrete, ratable basis into the Income tax provision for the 13-weeks ended March 29, 2014.

The valuation allowance against the net deferred tax assets was $232 million at December 27, 2014. The deferred tax assets related to federal and state net operating losses decreased $22 million during the 13-weeks ended March 28, 2015, which resulted in a $210 million total valuation allowance at March 28, 2015. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the 13-weeks ended March 28, 2015 and March 29, 2014 of 125% and 16%, respectively varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 13-weeks ended March 28, 2015 and March 29, 2014, the valuation allowance decreased $22 million and increased $32 million, respectively, as a result of a change in deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

16.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business. Additionally, the Company has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products, which are not recorded in the Unaudited Consolidated Balance Sheets. As of March 28, 2015, the Company’s purchase orders and purchase contracts with vendors, all to be delivered in fiscal year 2015, were $642 million.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At March 28, 2015, the Company had diesel fuel forward purchase commitments totaling $159 million through December 2016. The Company also enters into forward purchase agreements for procuring electricity. At March 28, 2015, the Company had electricity forward purchase commitments totaling $9 million through December 2016. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract are used in its operations.

Retention and Transaction Bonuses—As part of the Merger Agreement described in Note 1—Overview and Basis of Presentation, Proposed Acquisition by Sysco, the Company was given rights to offer retention and transaction bonuses to certain current employees that are integral to the successful completion of the Acquisition. The Company received approval to offer a maximum of $31.5 million and $10 million of retention bonuses and transaction bonuses, respectively. Additionally, the Company’s Chief Executive Officer (“CEO”) has agreed to reduce his continuation of base salary and bonus amounts by $3 million to be allocated at his discretion as bonuses to current employees (other than himself). At original issuance in the first quarter of 2014, the retention, transaction and other bonus payments were initially subject to consummation of the Acquisition and were payable on or after the closing of the Acquisition. In February 2015, the Company approved payment of transaction and retention bonuses at specific future dates even if the Acquisition is not consummated and recorded compensation costs for services rendered beginning in February 2015. Compensation costs for retention and transaction bonuses were $4 million and $2 million, respectively, for the 13-weeks ended March 28, 2015.

Florida State Pricing Subpoena–On May 5, 2011, the State of Florida Department of Financial Services issued a subpoena to the Company requesting a broad range of information regarding vendors, logistics/freight as well as pricing, allowances, and rebates that the Company obtained from the sale of products and services for the term of the contract. The subpoena focused on all pricing and rebates earned during this period relative to the Florida Department of Corrections. In 2011, the Company learned of two qui tam suits, filed in Florida state court, against the Company, one of which was filed by a former official in the Florida Department of Corrections. In April 2015, the Company and the State of Florida agreed in principle to a settlement under which the Company would pay $16 million, and the State of Florida would dismiss all complaints, including the two qui tam suits. The parties are in the process of finalizing the settlement agreement.

Eagan Labor Dispute–In 2008, the Company closed its Eagan, Minnesota and Fairfield, Ohio divisions, and recorded a liability of approximately $40 million for the related multiemployer pension withdrawal liability. In 2010, the Company received formal notice and demand for payment of a $40 million withdrawal liability, which is payable in monthly installments through November 2023. During the 2011 fiscal third quarter, the Company was assessed an additional $17 million multiemployer pension withdrawal liability for the Eagan facility. The parties agreed to arbitrate this matter, and discovery began during the fiscal third quarter of 2012. In March 2015, the arbitrator issued an award denying the Company’s request to reopen the first assessment and confirming the second assessment of $17 million. In April 2015, the pension fund sought enforcement of the arbitrator’s award and the Company simultaneously filed its notice of appeal in the Federal District Court for the Northern District of Illinois. The standard of review in the District Court is de novo on the legal issues and there are no factual disputes. The Company believes it has meritorious defenses against the assessment for the additional pension withdrawal liability. Under a de novo review by the court, the Company does not believe, at this time, that a loss from such obligation is probable and, accordingly, no liability has been recorded. However, it is reasonably possible the Company may ultimately be required to pay an amount up to $17 million.

Other Legal Proceedings–In addition to those described above, the Company and its subsidiaries are parties to a number of other legal proceedings arising from the normal course of business. These legal proceedings—whether pending, threatened or unasserted—if decided adversely to or settled by the Company, may result in liabilities material to its financial position, results of operations, or cash flows. The Company has recognized provisions with respect to the proceedings where appropriate. These are reflected in the Unaudited Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is the Company’s policy to expense attorney fees as incurred.

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

As of March 28, 2015, the Company’s insurance carriers have approved $30 million of losses incurred, of which $13 million was received in the first quarter of 2015, $14 million was received during fiscal year 2014 and $3 million is recorded as a receivable for insurance recoveries and included in Other current assets as of March 28, 2015. The proceeds were allocated first to recover the book value of inventory and property lost and costs incurred. The remaining proceeds received to date were recognized as a $10 million insurance recovery gain included in Distribution, selling and administrative costs in the Unaudited Consolidated Statements of Comprehensive Income (Loss) in the first quarter of 2015. The Company expects to reach a final settlement with its insurance carriers in 2015; the timing of and amounts of ultimate insurance recoveries is not known at this time.

Of the $13 million of insurance recoveries received in 2015, the Company classified $3 million related to the damaged distribution facility as Cash Flows from Investing Activities, and the remaining $10 million related to damaged inventory and business interruption costs as Cash Flows from Operating Activities in its Unaudited Consolidated Statements of Cash Flows.

17.	GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following consolidating schedules present condensed financial information of: (1) the Company; (2) certain of its subsidiaries (the “Guarantors”) that guarantee certain Company obligations, including the Senior Notes, the ABL Facility and the Amended 2011 Term Loan; and (3) its other subsidiaries (the “Non-Guarantors”). The Guarantors under the Senior Notes are identical to the Guarantors under the ABL Facility and the Amended 2011 Term Loan. Separate financial statements and other disclosures with respect to the Guarantors have not been provided because the Company believes the following information is sufficient, as the Guarantors are wholly owned by the Company, and all guarantees under the Senior Notes are full and unconditional and joint and several, subject to certain release provisions that the Company has concluded are customary and, therefore, consistent with the Company’s ability to present condensed financial information of the Guarantors. Under the

Senior Notes, a Guarantor’s guarantee may be released when any of the following occur: (1) the sale of the Guarantor or all of its assets, (2) a merger or consolidation of the Guarantor with and into the Company or another Guarantor, (3) upon the liquidation of the Guarantor following the transfer of all of its assets to the Company or another Guarantor, (4) the rating on the securities is changed to investment grade, (5) the requirements for legal defeasance or covenant defeasance or discharge of the obligation have been satisfied, (6) the Guarantor is declared unrestricted for covenant purposes, or (7) the Guarantor’s guarantee of other indebtedness is terminated or released.

Notwithstanding these customary release provisions under the Senior Notes, (1) each subsidiary guarantee is in place throughout the life of the Senior Notes, and no Guarantor may elect to opt out or cancel its guarantee solely at its option; (2) there are no restrictions, limitations or caps on the guarantees; and (3) there are no provisions that would delay the payments that would be required of the Guarantors under the guarantees.

	Condensed Consolidating Balance Sheet
		March 28, 2015
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable-net	$301,570	$36,332	$958,891	$—	$1,296,793
Inventories-net	1,012,451	54,824	—	—	1,067,275
Other current assets	508,185	6,666	78,725	—	593,576
Property and equipment-net	917,110	81,221	720,798	—	1,719,129
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles-net	565,360	—	—	—	565,360
Investments in subsidiaries	1,378,974	—	—	(1,378,974)	—
Intercompany receivables	—	658,763	—	(658,763)	—
Other assets	48,372	10	43,071	(23,200)	68,253

Total assets	$8,567,499	$837,816	$1,801,485	$(2,060,937)	$9,145,863

Accounts payable	$1,286,396	$43,496	$—	$—	$1,329,892
Other current liabilities	596,774	16,166	3,379	—	616,319
Long-term debt	3,556,665	28,906	1,108,391	—	4,693,962
Intercompany payables	604,518	—	54,245	(658,763)	—
Other liabilities	845,849	—	5,744	(23,200)	828,393
Shareholder’s equity	1,677,297	749,248	629,726	(1,378,974)	1,677,297

Total liabilities and shareholder’s equity	$8,567,499	$837,816	$1,801,485	$(2,060,937)	$9,145,863

	Condensed Consolidating Balance Sheet
		December 27, 2014
		(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Accounts receivable—net	$295,467	$32,047	$925,224	$—	$1,252,738
Inventories—net	995,175	55,723	—	—	1,050,898
Other current assets	441,681	7,680	76,916	—	526,277
Property and equipment—net	913,109	85,790	727,684	—	1,726,583
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles—net	602,827	—	—	—	602,827
Investments in subsidiaries	1,360,497	—	—	(1,360,497)	—
Intercompany receivables	—	647,466	—	(647,466)	—
Other assets	54,317	10	31,187	(23,200)	62,314

Total assets	$8,498,550	$828,716	$1,761,011	$(2,031,163)	$9,057,114

Accounts payable	$1,118,298	$40,862	$—	$—	$1,159,160
Other current liabilities	645,659	17,594	3,174		666,427
Long-term debt	3,557,470	30,412	1,108,391	—	4,696,273
Intercompany payables	624,413	—	23,053	(647,466)	—
Other liabilities	887,994	—	5,744	(23,200)	870,538
Shareholder’s equity	1,664,716	739,848	620,649	(1,360,497)	1,664,716

Total liabilities and shareholder’s equity	$8,498,550	$828,716	$1,761,011	$(2,031,163)	$9,057,114

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	13-Weeks Ended March 28, 2015
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,402,885	$150,753	$23,638	$(23,638)	$5,553,638

Cost of goods sold	4,504,370	120,204	—	—	4,624,574

Gross profit	898,515	30,549	23,638	(23,638)	929,064

Distribution, selling and administrative costs	876,885	24,156	13,886	(28,198)	886,729

Operating income	21,630	6,393	9,752	4,560	42,335
Interest expense—net	60,049	418	10,446	—	70,913
Other expense (income)—net	25,766	(4,560)	(25,766)	4,560	—

(Loss) income before income taxes	(64,185)	10,535	25,072	—	(28,578)
Income tax (benefit) provision	(43,339)	—	7,646	—	(35,693)
Equity in earnings of subsidiaries	27,961	—	—	(27,961)	—

Net income (loss)	7,115	10,535	17,426	(27,961)	7,115
Other comprehensive income, net of tax	4,200	—	—	—	4,200

Comprehensive income (loss)	$11,315	$10,535	$17,426	$(27,961)	$11,315

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	13-Weeks Ended March 29, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,307,323	$149,312	$22,869	$(22,869)	$5,456,635
Cost of goods sold	4,443,151	118,797	—	—	4,561,948

Gross profit	864,172	30,515	22,869	(22,869)	894,687

Distribution, selling and administrative costs	867,808	23,323	13,825	(27,386)	877,570

Operating (loss) income	(3,636)	7,192	9,044	4,517	17,117
Interest expense—net	61,822	326	11,030	—	73,178
Other expense (income)—net	25,927	(4,517)	(25,927)	4,517	—

(Loss) income before income taxes	(91,385)	11,383	23,941	—	(56,061)
Income tax provision (benefit)	1,722	—	7,441	—	9,163
Equity in earnings of subsidiaries	27,883	—	—	(27,883)	—

Net (loss) income	(65,224)	11,383	16,500	(27,883)	(65,224)
Other comprehensive income, net of tax	984	—	—	—	984

Comprehensive (loss) income	$(64,240)	$11,383	$16,500	$(27,883)	$(64,240)

	Condensed Consolidating Statement of Cash Flows
	13-Weeks Ended March 28, 2015
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$92,859	$2,227	$6,607	$101,693

Cash flows from investing activities:
Proceeds from sales of property and equipment	1,576	—	—	1,576
Purchases of property and equipment	(56,617)	(574)		(57,191)
Insurance proceeds related to property and equipment	2,771	—	—	2,771
Purchase of industrial revenue bonds	(12,376)	—	—	(12,376)

Net cash used in investing activities	(64,646)	(574)	—	(65,220)

Cash flows from financing activities:
Proceeds from debt borrowings	12,376	—	—	12,376
Principal payments on debt and capital leases	(12,339)	(1,439)	—	(13,778)
Capital contributions (distributions)	6,606	—	(6,606)	—
Parent company common stock repurchased	(1,201)	—	—	(1,201)

Net cash provided by (used in) financing activities	5,442	(1,439)	(6,606)	(2,603)

Net increase in cash and cash equivalents	33,655	214	1	33,870
Cash and cash equivalents—beginning of period	342,583	1,074	2	343,659

Cash and cash equivalents—end of period	$376,238	$1,288	$3	$377,529

	Condensed Consolidating Statement of Cash Flows 13-Weeks Ended March 29, 2014 (in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$20,737	$3,547	$6,805	$31,089

Cash flows from investing activities:
Proceeds from sales of property and equipment	579	—	—	579
Purchases of property and equipment	(38,515)	(2,180)	(8)	(40,703)

Net cash used in investing activities	(37,936)	(2,180)	(8)	(40,124)

Cash flows from financing activities:
Proceeds from debt borrowings	385,450	—	—	385,450
Principal payments on debt and capital leases	(383,808)	(889)	—	(384,697)
Capital contributions (distributions)	6,782	—	(6,782)	—
Proceeds from parent company common stock sales	104	—	—	104
Parent company common stock repurchased	(44)	—	—	(44)

Net cash provided by (used in) financing activities	8,484	(889)	(6,782)	813

Net (decrease) increase in cash and cash equivalents	(8,715)	478	15	(8,222)
Cash and cash equivalents—beginning of period	178,872	872	—	179,744

Cash and cash equivalents—end of period	$170,157	$1,350	$15	$171,522

18.	BUSINESS SEGMENT INFORMATION

The Company operates in one business segment based on how the Company’s chief operating decision maker—the CEO— views the business for purposes of evaluating performance and making operating decisions. The Company markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States.

The Company uses a centralized management structure, and its strategies and initiatives are implemented and executed consistently across the organization to maximize value to the organization as a whole. The Company uses shared resources for sales, procurement, and general and administrative activities across each of its distribution centers. The Company’s distribution centers form a single network to reach its customers; it is common for a single customer to make purchases from several different distribution centers. Capital projects—whether for cost savings or generating incremental revenue—are evaluated based on estimated economic returns to the organization as a whole (e.g., net present value, return on investment).

The measure used by the CEO to assess operating performance is Adjusted EBITDA. Adjusted EBITDA is defined as Net income (loss), plus Interest expense – net, Income tax provision (benefit), and Depreciation and amortization – collectively “EBITDA” – adjusted for: (1) Sponsor fees; (2) Share-based compensation (3) the non-cash impact of net LIFO adjustments; (4) Business transformation costs; (5) Acquisition related costs; and (6) Other gains, losses or charges as specified under the Company’s debt agreements. Costs to optimize and transform the Company’s business are noted as Business transformation costs in the table below and are added to EBITDA in arriving at Adjusted EBITDA as permitted under the Company’s debt agreements. Business transformation costs include costs related to significant process and systems redesign in the Company’s replenishment and category management functions; cash & carry retail store strategy; and process and system redesign related to the Company’s sales model.

The aforementioned items are specified as items to add to EBITDA in arriving at Adjusted EBITDA per the Company’s debt agreements and, accordingly, the Company’s management includes such adjustments when assessing the operating performance of the business.

The following is reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net income (loss) for the periods indicated (in thousands):

	13-Weeks Ended
	March 28, 2015	March 29, 2014
Adjusted EBITDA	$158,258	$169,458
Adjustments:
Sponsor fees(1)	(2,531)	(2,586)
Share-based compensation expense(2)	(2,466)	(3,053)
Net LIFO reserve change	24,498	(24,543)
Business transformation costs(3)	(9,472)	(12,200)
Acquisition related costs(4)(6)	(15,122)	(4,111)
Other(5)(6)	(11,381)	(6,049)

EBITDA	141,784	116,916
Interest expense—net	(70,913)	(73,178)
Income tax benefit (provision)	35,693	(9,163)
Depreciation and amortization expense	(99,449)	(99,799)

Net income (loss)	$7,115	$(65,224)

(1)	Consists of management fees paid to the Sponsors.
(2)	Share-based compensation expense represents costs recorded for vesting of USF Holding stock option awards, restricted stock and restricted stock units.
(3)	Consists primarily of costs related to significant process and systems redesign.
(4)	Consists of direct and incremental costs related to the Acquisition.
(5)	Other includes restructuring and tangible asset impairment charges, gains, losses or charges as specified under the Company’s debt agreements. The 2015 balance includes a $16 million legal settlement charge and a $10 million insurance recovery gain.
(6)	For the fiscal 2014 first quarter, Acquisition related costs of $4.1 million were reclassified from Other, and restructuring and tangible asset impairment charges of $0.2 million were reclassified to Other, to conform with the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements and the notes thereto for the quarter ended March 28, 2015 and the Audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (the “2014 Annual Report”), as filed with the Securities and Exchange Commission (“SEC”). This discussion of our results includes certain financial measures that are not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe these provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed in the Non-GAAP Reconciliations below.

Overview

We are a leading foodservice distributor in the United States, with about $23 billion in Net sales in fiscal 2014. We provide an important link between over 5,000 suppliers and our 200,000 foodservice customers nationwide. We offer an innovative array of fresh, frozen and dry food, and non-food products, with approximately 350,000 stock-keeping units (“SKUs”). We provide value-added services that meet specific customer needs. We believe we have one of the most extensive private label product portfolios in foodservice distribution. In fiscal 2014, this represented about 30,000 SKUs, and approximately $7 billion in Net sales. Many customers benefit from our support services, such as product selection, menu preparation and costing strategies.

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

Outlook

The foodservice market is affected by general economic conditions, consumer confidence, and continued pressure on consumer disposable income. During fiscal 2014, we experienced inflationary pressures in several product categories. Periods of prolonged product cost inflation may have a negative impact on our profit margins and earnings to the extent such product cost increases are not able to be passed on to customers due to resistance to higher prices or having a negative impact on consumer spending.

The foodservice market is highly competitive and fragmented, with intense competition and modest demand growth. During fiscal 2015, we expect continued pressures on consumer spending and competition. Because we do not anticipate any material improvement in the demand for foodservice, we will likely see modest demand growth. We will remain focused on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.

Proposed Acquisition by Sysco

Merger Agreement

USF Holding Corp. is a Delaware corporation and our parent company (“USF Holding”), which owns substantially all of our outstanding shares of common stock. On December 8, 2013, USF Holding entered into an agreement and plan of merger (the “Merger Agreement”) with Sysco Corporation, a Delaware corporation (“Sysco”); Scorpion Corporation I, Inc., a Delaware corporation and a wholly owned subsidiary of Sysco (“Merger Sub One”); and Scorpion Company II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Sysco (“Merger Sub Two”), pursuant to which Sysco will acquire USF Holding (the “Acquisition”) on the terms and subject to the conditions set forth in the Merger Agreement.

The Merger Agreement provides that the Acquisition will take place in two steps. First, Merger Sub One will merge with and into USF Holding, which will make USF Holding a wholly owned subsidiary of Sysco. Second, immediately following the initial merger, USF Holding will merge with and into Merger Sub Two. Then Merger Sub Two will survive as a wholly owned subsidiary of Sysco. Following the Acquisition, we will be a wholly owned subsidiary of Merger Sub Two, making us an indirect, wholly owned subsidiary of Sysco. The Merger Agreement contains customary representations, warranties and covenants and is subject to the customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The Merger Agreement generally requires each party to take all actions necessary to resolve objections to the Acquisition under any antitrust law. However, Sysco is not required to take any action to obtain antitrust approvals that would require it to divest assets of: (1) Sysco, (2) USF Holding, or (3) any of their subsidiaries representing—in the aggregate—revenues in excess of $2 billion. On February 19, 2015, the U.S. Federal Trade Commission (the “FTC”) voted by a margin of 3-2 to seek to block the Acquisition by filing a federal district court action in the District of Columbia for a preliminary injunction to prevent the parties from closing the Acquisition until after a full trial is conducted by a FTC Administrative Law Judge in a separate administrative action that was filed concurrently by the FTC. In addition, the District of Columbia and the following state attorneys general have joined the FTC’s complaint for a preliminary injunction: California, Illinois, Iowa, Maryland, Minnesota, Nebraska, North Carolina, Ohio, Pennsylvania, Tennessee, and Virginia. Sysco issued a press release on February 19, 2015, announcing that it will contest the FTC’s attempt to block the proposed Acquisition. The preliminary injunctive hearing in federal court commenced on May 5, 2015 and is expected to conclude no later than May 13, 2015. The FTC administrative trial is scheduled to commence on July 21, 2015. In connection with the negotiations with the FTC, on February 2, 2015, Sysco, USF Holding, US Foods, and certain of our subsidiaries have entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”) with Performance Food Group, Inc., a Colorado corporation (“PFG”), which provides for the sale to PFG of our facilities in 11 markets upon consummation of the Acquisition. These facilities represent approximately $4.6 billion in annual sales.

The termination of the Merger Agreement may be extended by either party for 60 day intervals, up to a date not beyond September 8, 2015 (the “Outside Date”). On May 6, 2015, Sysco notified USF Holding of its decision to extend the termination date of the Merger Agreement for 60 days, from the then current termination date of May 7, 2015 to July 6, 2015. If the Merger Agreement is terminated because the required antitrust approvals cannot be obtained, in certain circumstances Sysco will be required to pay USF Holding a termination fee of $300 million.

Divestiture

On February 2, 2015, Sysco, USF Holding, US Foods and certain of our subsidiaries entered into the Asset Purchase Agreement, pursuant to which PFG agreed to purchase, subject to the terms and conditions of the Asset Purchase Agreement, 11 of our distribution centers located in the Cleveland, Ohio; Corona, California; Denver, Colorado; Kansas City, Kansas; Las Vegas, Nevada; Minneapolis, Minnesota; Phoenix, Arizona (including the Phoenix Stock Yards business); Salt Lake City, Utah; San Diego, California (including the San Diego Stock Yards business); San Francisco, California and Seattle, Washington markets and related assets and liabilities (collectively, the “Divested Business”), in connection with (and subject to) the closing of the Acquisition.

The Asset Purchase Agreement contains customary representations, warranties and covenants. In addition, the Asset Purchase Agreement contains certain termination rights, including the right of PFG to terminate if the Acquisition has not closed by the earlier of September 9, 2015 and the Outside Date (subject to PFG’s right to extend under certain circumstances), and automatically terminates in the event the Merger Agreement terminates. The Asset Purchase Agreement provides that, upon termination under certain circumstances, PFG will be entitled to receive an aggregate termination fee of $25 million if termination occurs after May 2, 2015 and on or prior to July 6, 2015 or $50 million if such termination occurs after July 6, 2015, with each of Sysco and US Foods responsible for one half of such aggregate fee.

Impact of the Acquisition on Holders of Senior Notes

In connection with the Merger Agreement, on December 10, 2013, we solicited the consents (the “Consent Solicitation”) of holders of our 8.5% unsecured Senior Notes (“Senior Notes”) due June 30, 2019 to amend the indenture with respect to the Senior Notes (the “Senior Notes Indenture”) to modify certain definitions contained in the Senior Notes Indenture, so that the Acquisition would not constitute a “Change of Control” under the Senior Notes Indenture, and we will not be required to make a “Change of Control Offer” to holders of the Senior Notes in connection with the Acquisition. On December 19, 2013, we received the required consents in connection with the Consent Solicitation and entered into a supplemental indenture with respect to these amendments.

Pursuant to the terms of the supplemental indenture, if either: (1) the Merger Agreement is terminated in accordance with its terms or (2) the Acquisition is not consummated by a date as specified in the Merger Agreement, the supplemental indenture will revert to its prior form as if the amendments proposed in the Consent Solicitation had never become operative.

Although we have been advised by Sysco that, if any of our Senior Notes remain outstanding following the consummation of the Acquisition, Sysco intends to fully and unconditionally guarantee our obligations under the Senior Notes Indenture—Sysco is under no contractual or legal obligation to do so.

Impact of the Acquisition on the Business

The Merger Agreement and Asset Purchase Agreement each have some restrictive covenants that limit our ability to take certain actions until the Acquisition closes or the Merger Agreement and Asset Purchase Agreement terminate.

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

Under the Asset Purchase Agreement, we must conduct the Divested Business as we ordinarily would, and use commercially reasonable efforts to preserve intact the Divested Business and related assets and relationships in all material respects. Without the consent of PFG (not to be unreasonably withheld, conditioned or delayed) we may not take, authorize, agree or commit to do certain actions related to the Divested Business, including the following:

•	Grant increased benefits other than in the ordinary course of business, consistent with past practices and applying uniformly to similar situated employees

•	Make certain transfers of employees or assets into or out of the Divested Business

•	Enter into contracts for the option, purchase, or lease of real property

•	Enter into, modify or terminate material contracts

•	Settle proceedings related to the Divested Business other than for solely money damages to be paid by us

•	Enter into contracts that would restrict PFG from engaging or competing in any line of business

•	Purchase or order inventory outside the ordinary course of business

Results of Operations

Accounting Periods

We operate on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. Fiscal year 2015 is a 53-week fiscal year.

Selected Historical Results of Operations

The following table presents selected historical results of operations of our business for the periods indicated:

	13-Weeks Ended
	March 28, 2015	March 29, 2014
	(in millions)
Net sales	$5,554	$5,457
Cost of goods sold	4,625	4,562

Gross profit	929	895
Distribution, selling and administrative costs	887	878

Operating income	42	17
Interest expense—net	71	73

Loss before income taxes	(29)	(56)
Income tax (benefit) provision	(36)	9

Net income (loss)	$7	$(65)

Percentage of Net Sales:
Gross profit	16.7%	16.4%
Distribution, selling and administrative costs	16.0%	16.1%
Operating income	0.8%	0.3%
Net income (loss)	0.1%	-1.2%
Other Data:
EBITDA(1)	$142	$117
Adjusted EBITDA(1)	$158	$169

(1)	EBITDA and Adjusted EBITDA are measures used by management to measure operating performance. EBITDA is defined as Net income (loss), plus Interest expense – net, Income tax provision (benefit) and Depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) Sponsor fees; (2) Share-based compensation expense; (3) the non-cash impact of net LIFO adjustments; (4) Business transformation costs; (5) Acquisition related costs; and (6) Other gains, losses, or charges as specified under our debt agreements. EBITDA and Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by—or presented in accordance with—GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to Net income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to Cash Flows from Operating Activities as measures of our liquidity.

See additional information for the use of these measures and non-GAAP reconciliations below.

Non-GAAP Reconciliations

We believe these non-GAAP financial measures provide an important supplemental measure of our operating performance. This is because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance. Our management uses these non-GAAP financial measures to evaluate our historical financial performance, establish future operating and capital budgets, and determine variable compensation for management and employees. Accordingly, our management includes these adjustments when assessing the business’s operating performance.

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

The charges resulting from lump-sum payment settlements to former employees participating in several of our sponsored pension plans were also added to EBITDA in arriving at Adjusted EBITDA. Costs to optimize our business were also added back to EBITDA to arrive at Adjusted EBITDA. These Business transformation costs included third party and duplicate or incremental internal costs. Those items are related to significant process and systems redesign in our replenishment and category management functions; cash & carry retail store strategy; and process and system redesign related to our sales model.

All of the items just mentioned are specified as additions to EBITDA to arrive at Adjusted EBITDA, per our debt agreements. We caution readers that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be the same as similar measures used by other companies. Not all companies and analysts calculate EBITDA or Adjusted EBITDA in the same manner.

We present EBITDA because it is an important supplemental measure of our performance. We also know that it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry. We present Adjusted EBITDA as it is the key operating performance metric used by our Chief Executive Officer to assess operating performance.

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net income (loss) for the periods indicated:

	13-Weeks Ended
	March 28, 2015	March 29, 2014
	(in millions)
Net income (loss)	$7	$(65)
Interest expense—net	71	73
Income tax (benefit) provision	(36)	9
Depreciation and amortization expense	100	100

EBITDA	142	117
Adjustments:
Sponsor fees(1)	3	3
Share-based compensation expense(2)	2	3
Net LIFO reserve change	(24)	25
Business transformation costs(3)	9	12
Acquisition related costs(4)(6)	15	4
Other(5)(6)	11	5

Adjusted EBITDA	$158	$169

(1)	Consists of management fees paid to Clayton, Dubilier & Rice, Inc. and Kohlberg Kravis Roberts & Co. (collectively, the “Sponsors”).
(2)	Share-based compensation expense represents costs recorded for vesting of USF Holding stock option awards, restricted stock and restricted stock units.
(3)	Consists primarily of costs related to significant process and systems redesign.
(4)	Consists of direct and incremental costs related to the Acquisition.
(5)	Other includes restructuring and tangible asset impairment charges, gains, losses or charges as specified under our debt agreements. The 2015 balance includes a $16 million legal settlement charge and a $10 million insurance recovery gain.
(6)	For the fiscal 2014 first quarter, Acquisition related costs of $4 million were reclassified from Other to conform with the current year presentation.

Comparison of Results

13-Weeks Ended March 28, 2015 and March 29, 2014

Highlights

This is a comparison of results between the 13-weeks ended March 28, 2015 and March 29, 2014:

•	Net sales increased $97 million, or 1.8%, to $5,554 million, primarily due to increased sales to independent restaurants.

•	Operating income, as a percentage of Net sales, was 0.8% in 2015 as compared to 0.3% in 2014, driven by lower diesel fuel costs and reductions to inventory valuation reserves. Fiscal 2015 operating income included Acquisition related costs of $15 million and $16 million in increased legal settlement costs partially offset by an insurance recovery gain of $10 million.

Net Sales

Net sales increased $97 million, or 1.8%, to $5,554 million in 2015. The improvement was primarily due to increased sales to independent restaurants and education customers. Higher product cost favorably impacted Net sales in 2015 as a significant portion of our business is based on percentage markups over actual cost. Case volume decreased 0.7% or $40 million from the prior year.

Gross Profit

Gross profit increased $34 million, or 3.8%, to $929 million. Gross profit as a percentage of Net sales increased by 0.3% to 16.7% in 2015. Gross profit was favorably impacted versus last year due to last in first out inventory (“LIFO”) costing. First quarter 2015 had a LIFO benefit of $24 million versus a LIFO charge of $25 million in the first quarter of 2014, due to changes in product value deflation during the quarter. This favorable impact was partially offset by continued competitive market conditions and lower volumes.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $9 million, or 1.0%, to $887 million in 2015. As a percentage of Net sales, Distribution, selling and administrative costs decreased 0.1% to 16.0% from 16.1% last year. Increases in Distribution, selling and administrative costs were due primarily to $11 million higher costs related to the pending Acquisition, a $6 million increase in our pension costs (which were impacted by lower discount rates and 2014 year end mortality table updates related to the company sponsored benefit plans) and $16 million in non-recurring legal settlement costs. These increases were offset by $10 million lower fuel expenses driven by declining fuel prices, a $6 million decrease in employee wages and related expenses and a $10 million insurance recovery gain related to a tornado loss.

Operating Income

Operating income increased $25 million, or 147%, to $42 million in 2015. Operating income as a percent of Net sales increased 0.5% to 0.8% for the quarter, up from 0.3% in the first quarter of 2014. The change was primarily due to the factors discussed above.

Interest Expense—Net

Interest expense—net decreased $2 million to $71 million in the first quarter of 2015 from $73 million in the first quarter of 2014 primarily due to a decrease in average borrowings on our revolving credit facilities, which was partially offset by interest expense attributable to capital lease additions.

Income Taxes

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions. Tax law changes, increases and decreases in permanent differences between book and tax items, tax credits and our change in income in each jurisdiction all affect the overall effective tax rate.

We estimated our annual effective tax rate to be applied to the results of the 13-weeks ended March 28, 2015 and March 29, 2014.

For the 13-weeks ended March 28, 2015, we utilized an annual effective tax rate for purposes of determining our year-to-date tax expense. We included the effect of the valuation allowance impact of the tax amortization of goodwill and trademarks in the annual effective tax rate for purposes of determining our year-to-date tax expense because it was deemed to be reliable for use in quarterly reporting of income taxes. Due to our established seasonal pattern of loss in early interim periods offset by income in later interim periods, we realize the year-to-date tax benefit of the book loss for the 13-weeks ended March 28, 2015.

For the 13-weeks ended March 29, 2014, we utilized an annual effective tax rate for purposes of determining our year-to-date tax expense, excluding the effect of the valuation allowance impact of the tax amortization of goodwill and trademarks, which was instead measured discretely by quarter to calculate the income taxes. Management concluded that to use the forecast annual effective tax rate with the amortization of tax goodwill and trademarks included would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. As a result, we reflected the accretion of the valuation allowance on a discrete, ratable basis into the Income tax provision for the 13-weeks ended March 29, 2014.

The valuation allowance against the net deferred tax assets was $232 million at December 27, 2014. The deferred tax assets related to federal and state net operating losses decreased $22 million during the 13-weeks ended March 28, 2015, which resulted in a $210 million total valuation allowance at March 28, 2015. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the 13-weeks ended March 28, 2015 and March 29, 2014 of 125% and 16%, respectively varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 13-weeks ended March 28, 2015 and March 29, 2014, the valuation allowance decreased $22 million and increased $32 million, respectively, as a result of a change in deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

Net Income (Loss)

Our Net income was $7 million in the first quarter of 2015 as compared with a Net loss of $65 million in the first quarter of 2014. The increase in Net income was primarily due to the factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment. Our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements. However, in connection with the Merger Agreement, we have agreed to several debt-related terms. These include our agreement: (1) not to incur indebtedness in excess of $20 million other than to fund working capital expenses in the ordinary course of business and certain other agreed-upon expenditures and (2) not to make any capital expenditures or commitments—or enter into fleet capital leases in excess of $100 million per year—other than in the ordinary course of business consistent with past practice.

The Merger Agreement contains restrictive covenants that limit our ability to take certain actions, including raising capital and conducting other financing activities. However, we do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months.

Indebtedness

We are highly leveraged, with significant scheduled debt maturities during the next five years. A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing costs of operations, working capital and capital expenditures. As of March 28, 2015, we had $4,732 million in aggregate indebtedness outstanding. Our primary financing sources for working capital and capital expenditures are our asset-based senior secured revolving loan ABL Facility (“ABL Facility”) and our accounts receivable financing facility (“2012 ABS Facility”). We had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $912 million (of which $834 million was available based on our borrowing base), all of which was secured.

The ABL Facility provides for loans of up to $1,100 million, with its capacity limited by borrowing base calculations. As of March 28, 2015, we had no outstanding borrowings, but had issued letters of credit totaling $352 million under the ABL Facility. There was available capacity on the ABL Facility of $748 million at March 28, 2015, based on the borrowing base calculation.

Under the 2012 ABS Facility, we and certain of our subsidiaries sell, on a revolving basis, their eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary of ours. This subsidiary, in turn, grants to the administrative agent for the benefit of the lenders a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). See Note 4—Accounts Receivable Financing Program in the Notes to the Unaudited Consolidated Financial Statements, for

a further description of this program. The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $636 million at March 28, 2015. We, at our option, can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $86 million at March 28, 2015, based on the borrowing base calculation.

We have $1,348 million of Senior Notes outstanding as of March 28, 2015. On December 19, 2013, the Senior Note Indenture was amended so that the Acquisition will not constitute a “Change of Control” under the terms of the Senior Note Indenture. This was authorized through the consent of the holders of our Senior Notes. In the event of a “Change of Control,” the holders of the Senior Notes would have the right to require us to repurchase all or any part of their Senior Notes at a price equal to 101.00% of the principal amount, plus accrued and unpaid interest to the date of repurchase. If the Acquisition is terminated under the terms of the Merger Agreement, or is not completed by September 8, 2015, the Senior Note Indenture will revert to its original terms.

Our ABL Facility and our 2012 ABS Facility, with aggregate borrowings of $636 million at March 28, 2015, both mature on May 11, 2016. We intend to restructure or refinance all or a portion of our debt under our ABL Facility and our 2012 ABS Facility on or before May 11, 2016. Our remaining debt facilities mature at various dates, including $500 million in 2017 and $3.4 billion in 2019. As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of our indebtedness, see Note 10—Debt in the Notes to the Unaudited Consolidated Financial Statements.

We believe that the combination of cash generated from operations—together with availability under our debt agreements and other financing arrangements—will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months. Our future financial and operating performance, ability to service or refinance our debt, and ability to comply with covenants and restrictions contained in our debt agreements will be subject to: (1) future economic conditions, (2) the financial health of our customers and suppliers, and (3) financial, business and other factors—many of which are beyond our control.

Every quarter, we review rating agency changes for all of the lenders that have a continuing obligation to provide us with funding. We are not aware of any facts that indicate our lender banks will not be able to comply with the contractual terms of their agreements with us. We continue to monitor the credit markets generally and the strength of our lender counterparties.

From time-to-time, we repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, negotiated repurchases, and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, and other considerations. Our Sponsors or their affiliates may also purchase our debt from time-to-time, through open market purchases or other transactions. In these cases, our debt is not retired, and we would continue to pay interest in accordance with the terms of the debt.

Our credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. Certain debt agreements also contain various and customary events of default with respect to the loans. Those include, without limitation, the failure to pay interest or principal when this is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding—plus unpaid interest and other amounts owed—may be declared immediately due and payable to the lenders. If this happened, we would be forced to seek new financing that may not be as favorable as our current facilities. Our ability to refinance indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of March 28, 2015, we were in compliance with all of our debt agreements.

Cash Flows

For the periods presented, the following table presents condensed highlights from the cash flow statements:

	13-Weeks Ended
	March 28, 2015	March 29, 2014
	(in millions)
Net income (loss)	$7	$(65)
Changes in operating assets and liabilities	20	(23)
Other adjustments	75	119

Net cash provided by operating activities	102	31

Net cash used in investing activities	(65)	(40)

Net cash (used in) provided by financing activities	(3)	1

Net increase (decrease) in cash and cash equivalents	34	(8)
Cash and cash equivalents, beginning of period	344	180

Cash and cash equivalents, end of period	$378	$172

Operating Activities

Cash flows provided by operating activities were $102 million and $31 million for the 2015 and 2014 first quarters, respectively. Cash flows provided by operating activities increased $71 million in 2015 from 2014. Higher Operating income and a decrease in Accounts receivable were partially offset by an increase in Inventories.

Cash flows provided by operating activities in 2015 were favorably affected by changes in operating assets and liabilities—including an increase in Accounts payable, — but were partially offset by increases in Accounts receivable and Inventories and a decrease in accrued expenses and other liabilities. Cash flows provided by operating activities in 2014 were unfavorably affected by changes in operating assets and liabilities—including an increase in Accounts receivable and a decrease in accrued expenses and other liabilities,—but were partially offset by an increase in Accounts payable.

Investing Activities

Cash flows used in investing activities in 2015 included purchases of property and equipment of $57 million, Proceeds from sales of property and equipment of $2 million and $3 million of Insurance recoveries related to property and equipment of a distribution facility damaged by a tornado. We also purchased $12 million of industrial revenue bonds as further discussed in Note 10-Debt in the Notes to the Unaudited Consolidated Financial Statements.

Last year’s first quarter included purchases of property and equipment of $41 million, and Proceeds from sales of property and equipment of $1 million. Additionally, we entered into $47 million of capital lease obligations for fleet replacement during the first quarter of 2014.

Capital expenditures in 2015 and 2014 included fleet replacement and investments in information technology to improve our business, as well as new construction and/or expansion of distribution facilities.

We expect cash capital expenditures in 2015 to be approximately $200 million. The expenditures will focus on information technology, warehouse equipment and new construction and/or expansion of distribution facilities. We expect to also enter into approximately $100 million of fleet capital leases in 2015. We expect to fund our 2015 capital expenditures with available cash or cash generated from operations.

Financing Activities

Cash flows used in financing activities of $3 million in the first quarter of 2015 included $14 million of payments on debt and capital leases, including $2 million of Senior Notes repurchased from entities affiliated with one of our Sponsors. Additionally, we repurchased $1 million of our parent’s common stock.

In January 2015, we entered into an industrial revenue bond agreement providing for the issuance of a maximum of $40 million in Taxable Demand Revenue Bonds (“TRB’s”) that provide certain tax incentives related to the construction of a new distribution facility. We borrowed $12 million of the TRB’s in the first quarter of 2015.

For the same time in 2014, cash provided by financing activities of $1 million resulted from $10 million of net borrowings on our ABL Facility, primarily offset by scheduled payments on other debt facilities.

Retirement Plans

We maintain several qualified retirement plans (the “Retirement Plans”) that pay benefits to certain employees at retirement, using formulas based on a participant’s years of service and compensation. We contributed $10 million to the Retirement Plans in each of the 13-week periods ended March 28, 2015 and March 29, 2014, respectively. We will make $49 million total contributions to the Retirement Plans in fiscal 2015. In addition to the $10 million contributed as of March 28, 2015 noted above, an additional $38 million was contributed in April 2015.

We also contribute to various multiemployer benefit plans under collective bargaining agreements. We contributed $8 million during the first quarter of fiscal 2015 and 2014. At March 28, 2015, we had $49 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031, at effective interest rates ranging from 5.9% to 6.7%. As discussed in Note 16—Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements, we were assessed an additional $17 million multiemployer pension withdrawal liability for a facility closed in 2008. We believe we have meritorious defenses against this assessment and intend to vigorously defend ourselves against the claim. At this time, we do not believe that paying this obligation is probable and, accordingly, have recorded no related liability. However, it is reasonably possible we may ultimately be required to pay an amount up to $17 million.

Florida State Pricing Subpoena

As described in Note 16 – Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements, on May 5, 2011, the State of Florida Department of Financial Services issued a subpoena to us requesting a broad range of information regarding vendors, logistics/freight as well as pricing, allowances, and rebates that we obtained from the sale of products and services for the term of the contract. The subpoena focused on all pricing and rebates earned during this period relative to the Florida Department of Corrections. In 2011, we learned of two qui tam suits, filed in Florida state court, against us, one of which was filed by a former official in the Florida Department of Corrections. In April 2015 we and the State of Florida agreed in principle to a settlement under which we would pay $16 million and the State of Florida would dismiss all complaints, including the two qui tam suits. The parties are in the process of finalizing the settlement agreement.

Insurance Recoveries—Tornado Loss

As described in Note 16 – Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements, on April 28, 2014, a tornado damaged a distribution facility and its contents, including building improvements, equipment and inventory. In order to service customers, business from the damaged facility was reassigned to other Company distribution facilities. We have insurance coverage on the distribution facility and its contents, as well as business interruption insurance.

As of March 28, 2015, our insurance carriers have approved $30 million of losses incurred, of which $13 million was received in the first quarter of 2015, $14 million was received during fiscal year 2014 and $3 million is recorded as a receivable for insurance recoveries and included in Other current assets as of March 28, 2015. The proceeds were allocated first to recover the book value of inventory and property lost and costs incurred. The remaining proceeds received to date were recognized as a $10 million insurance recovery gain included in Distribution, selling and administrative costs in the Unaudited Consolidated Statements of Comprehensive Income (Loss) in the first quarter of 2015. We expect to reach a final settlement with our insurance carriers in 2015; the timing of and amounts of ultimate insurance recoveries is not known at this time.

Of the $13 million of insurance recoveries received in 2015, we classified $3 million related to the damaged distribution facility as Cash Flows from Investing Activities, and the remaining $10 million related to damaged inventory and business interruption costs as Cash Flows from Operating Activities in our Unaudited Consolidated Statements of Cash Flows.

Retention and Transaction Bonuses

As part of the Merger Agreement, we were given rights to offer retention and transaction bonuses to certain current employees that are integral to the successful completion of the Acquisition. We received approval to offer a maximum of $31.5 million and $10 million of retention bonuses and transaction bonuses, respectively. Additionally, our Chief Executive Officer has agreed to reduce his continuation of base salary and bonus amounts by $3 million to be allocated at his discretion as bonuses to current employees (other than himself). At original issuance in the first quarter of 2014, the retention, transaction and other bonus payments were initially subject to consummation of the Acquisition and were payable on or after the closing of the Acquisition. In February 2015, we approved payment of transaction and retention bonuses at specific future dates even if the Acquisition is not consummated and recorded compensation costs for services rendered beginning in February 2015. Compensation costs for retention and transaction bonuses were $4 million and $2 million, respectively, for the 13-weeks ended March 28, 2015.

Off-Balance Sheet Arrangements

We entered into an $81 million letter of credit to secure our obligations with respect to certain facility leases. Additionally, we entered into $261 million in letters of credit in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $10 million in letters of credit for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with GAAP. Preparing these Unaudited Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 of our 2014 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during quarter ended March 28, 2015.

Recent Accounting Pronouncements

See Note 2–Recent Accounting Pronouncements in the Notes to the Unaudited Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.

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

We are exposed to certain risks arising from both our business operations and overall economic conditions. We principally manage our exposures to a wide variety of business and operational risks through managing our core business activities. We manage economic risks—including interest rate, liquidity, and credit risk—primarily by managing the amount, sources, and duration of our debt funding. While we have held derivative financial instruments in the past to assist in managing our exposure to variable interest rate terms on certain of our borrowings, we are not currently party to any derivative contracts.

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

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for product purchases, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of March 28, 2015, we had diesel fuel forward purchase commitments totaling $159 million through December 2016. These locked in approximately 55% of our projected diesel fuel purchase needs for the contracted periods. A 10% change in diesel prices would cause our uncommitted diesel fuel costs through December 2016 to change by approximately $15 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to Company management—including our Chief Executive Officer and Chief Financial Officer—as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information relating to legal proceedings, see Note 16—Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

See “Risk Factors” in our 2014 Annual Report. There have been no material changes in this information.

Item 6.	Exhibits

Exhibit Number	Document Description

10.52*§	Form 2015 Retention Award Agreement, dated March 19, 2015 by and between US Foods, Inc. and each of Fareed Khan, Petro Satriano, Stuart S. Schuette and Keith Rohland.

10.53*§	Form 2015 Transaction Bonus Agreement, dated March 19, 2015 by and between US Foods, Inc. and each of Fareed Khan, Petro Satriano, Stuart S. Schuette and Keith Rohland.

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith.
†	Furnished with this Report.
§	Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS, INC.

Date: May 11, 2015	By:	/s/ FAREED KHAN
Fareed Khan
Chief Financial Officer