Form 10-Q
period 2015-06-27
US FOODS, INC.
filed 2015-08-11
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At August 11, 2015, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by USF Holding Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share data)

	June 27,	December 27,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$473,162	$343,659
Accounts receivable, less allowances of $22,128 and $24,989	1,250,017	1,252,738
Vendor receivables, less allowances of $2,351 and $2,802	127,922	97,668
Inventories — net	1,074,666	1,050,898
Prepaid expenses	74,849	67,791
Deferred income taxes	482	—
Due from USF Holding Corp.	7,350	—
Assets held for sale	3,302	5,360
Other current assets	6,402	11,799

Total current assets	3,018,152	2,829,913
PROPERTY AND EQUIPMENT — Net	1,722,543	1,726,583
GOODWILL	3,835,477	3,835,477
OTHER INTANGIBLES — Net	528,658	602,827
DEFERRED FINANCING COSTS	22,218	26,144
OTHER ASSETS	54,061	36,170

TOTAL ASSETS	$9,181,109	$9,057,114

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$197,191	$178,912
Accounts payable	1,297,602	1,159,160
Accrued expenses and other current liabilities	447,630	435,638
Current portion of long-term debt	56,327	51,877

Total current liabilities	1,998,750	1,825,587
LONG-TERM DEBT	4,714,250	4,696,273
DEFERRED TAX LIABILITIES	464,838	420,319
OTHER LONG-TERM LIABILITIES	450,343	450,219

Total liabilities	7,628,181	7,392,398

COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value — authorized, issued, and outstanding, 1,000 shares	1	1
Additional paid-in capital	2,339,394	2,336,528
Accumulated deficit	(633,564)	(513,772)
Accumulated other comprehensive loss	(152,903)	(158,041)

Total shareholder’s equity	1,552,928	1,664,716

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$9,181,109	$9,057,114

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
NET SALES	$5,842,547	$5,897,944	$11,396,185	$11,354,579
COST OF GOODS SOLD	4,849,862	4,933,697	9,474,436	9,495,645

Gross profit	992,685	964,247	1,921,749	1,858,934
OPERATING EXPENSES:
Distribution, selling and administrative costs	931,787	900,240	1,817,362	1,777,598
Restructuring and asset impairment charges	51,439	(314)	52,593	(102)

Total operating expenses	983,226	899,926	1,869,955	1,777,496

OPERATING INCOME	9,459	64,321	51,794	81,438
INTEREST EXPENSE – Net	69,981	73,626	140,894	146,804

Loss before income taxes	(60,522)	(9,305)	(89,100)	(65,366)
INCOME TAX PROVISION	66,385	9,360	30,692	18,523

NET LOSS	(126,907)	(18,665)	(119,792)	(83,889)
OTHER COMPREHENSIVE INCOME (LOSS) – Net of tax:
Changes in retirement benefit obligations, net of income tax	938	1,057	5,138	2,041

COMPREHENSIVE LOSS	$(125,969)	$(17,608)	$(114,654)	$(81,848)

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	26-Weeks Ended
	June 27,	June 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,792)	$(83,889)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	197,232	205,049
Gain on disposal of property and equipment—net	(274)	(2,675)
Asset impairment charges	6,293	1,580
Amortization of deferred financing costs	7,619	9,057
Insurance proceeds	13,568	—
Insurance recovery gain	(10,408)	—
Amortization of Senior Notes issue premium	(1,664)	(1,664)
Deferred tax provision	30,281	18,112
Share-based compensation expense	5,313	6,198
Provision for doubtful accounts	5,253	9,173
Changes in operating assets and liabilities:
Increase in receivables	(32,786)	(117,988)
(Increase) decrease in inventories	(23,768)	71,279
Increase in prepaid expenses and other assets	(15,193)	(4,455)
Increase in accounts payable and bank checks outstanding	171,671	174,626
Increase (decrease) in accrued expenses and other liabilities	31,973	(37,018)

Net cash provided by operating activities	265,318	247,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	1,908	7,340
Purchases of property and equipment	(111,028)	(74,900)
Insurance proceeds related to property and equipment	2,771	2,000
Purchase of industrial revenue bonds	(20,654)	—

Net cash used in investing activities	(127,003)	(65,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	20,654	770,450
Principal payments on debt and capital leases	(26,369)	(814,252)
Payment for debt financing costs and fees	(651)	—
Proceeds from parent company stock sales	—	197
Parent company common stock repurchased	(2,446)	(598)

Net cash used in financing activities	(8,812)	(44,203)

NET INCREASE IN CASH AND CASH EQUIVALENTS	129,503	137,622
CASH AND CASH EQUIVALENTS—Beginning of period	343,659	179,744

CASH AND CASH EQUIVALENTS—End of period	$473,162	$317,366

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$136,968	$141,108
Income taxes paid (refunded)—net of payments	146	(37)
Property and equipment purchases included in accounts payable	11,669	10,173
Capital lease additions	28,836	90,204
Receivable for insurance recoveries related to property and equipment	—	893

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods, Inc. and its consolidated subsidiaries are referred to here as “we,” “our,” “us,” the “Company,” or “US Foods.” US Foods is a wholly owned subsidiary of USF Holding Corp. (“USF Holding”), a Delaware corporation formed and controlled by investment funds associated with or designated by Clayton, Dubilier & Rice, Inc. (“CD&R”), and Kohlberg Kravis Roberts & Co. (“KKR” and CD&R, collectively, the “Sponsors”).

Terminated Acquisition by Sysco—On December 8, 2013, USF Holding entered into an agreement and plan of merger (the “Merger Agreement”) with Sysco Corporation (“Sysco”); Scorpion Corporation I, Inc., a wholly owned subsidiary of Sysco (“Merger Sub One”); and Scorpion Company II, LLC, a wholly owned subsidiary of Sysco (“Merger Sub Two”), through which Sysco would have acquired USF Holding (the “Acquisition”) on the terms and subject to the conditions set forth in the Merger Agreement. The closing of the Acquisition was subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

On February 2, 2015, USF Holding, US Foods and certain of its subsidiaries, and Sysco entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Performance Food Group, Inc. (“PFG”), through which PFG agreed to purchase, subject to the terms and conditions of the Asset Purchase Agreement, 11 US Foods distribution centers and related assets and liabilities, in connection with (and subject to) the closing of the Acquisition.

On February 19, 2015, the U.S. Federal Trade Commission (the “FTC”) voted by a margin of 3-2 to seek to block the proposed Acquisition by filing a federal district court action in the District of Columbia for a preliminary injunction. The preliminary injunctive hearing in federal district court commenced on May 5, 2015 and, on June 23, 2015, the federal district court granted the FTC’s request for a preliminary injunction to block the proposed Acquisition.

On June 26, 2015, USF Holding, Sysco, Merger Sub One and Merger Sub Two entered into an Agreement and Release to terminate the Merger Agreement. Upon the termination of the Merger Agreement, the Asset Purchase Agreement automatically terminated and the indenture (the “Senior Notes Indenture”) with respect to the 8.5% unsecured Senior Notes due June 30, 2019 (the “Senior Notes”) reverted to its prior form as if the amendments that modified certain definitions in such indenture had never become operative. See Note 10—Debt for a further description of the Senior Notes Indenture.

Sysco paid a termination fee of $300 million to USF Holding in connection with the termination of the Merger Agreement. The Company paid a termination fee of $12.5 million to PFG pursuant to the terms of the Asset Purchase Agreement.

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

Basis of Presentation—The Company operates on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. The Company’s fiscal year 2015 is a 53-week fiscal year. The accompanying Unaudited Consolidated Financial Statements include the accounts of US Foods and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Public Filer Status—During the 2013 fiscal second quarter, the Company completed the registration of $1,350 million aggregate principal amount of the Senior Notes and became subject to rules and regulations of the SEC, including periodic and current reporting requirements under the Securities Exchange Act of 1934, as amended. The Company did not receive any proceeds from the registration of the Senior Notes. Presently, the Company files periodic reports as a voluntary filer pursuant to contractual obligations in the Senior Notes Indenture.

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

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. This ASU gives an employer whose fiscal year-end does not coincide with a calendar month-end (e.g., an entity that has a 52-week or 53-week fiscal year) the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2015, with early adoption permitted. The Company expects to elect the practical expedient for the measurement of its defined benefit retirement obligations and related plan assets in fiscal 2015. The adoption of this guidance is not expected to materially affect the Company’s financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will be introduced into the FASB’s Accounting Standards Codification as Topic 606. Topic 606 replaces Topic 605, the previous revenue recognition guidance. The new standard core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The new standard will be effective for the Company in the 2018 fiscal first quarter, with early adoption permitted in the 2017 fiscal first quarter. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact of this ASU and has not yet selected an implementation approach.

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

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. At June 27, 2015, and December 27, 2014, the LIFO balance sheet reserves were $186 million and $208 million, respectively. As a result of net changes in LIFO reserves, Cost of goods sold increased $2 million and $24 million for the 13-weeks ended June 27, 2015 and June 28, 2014, respectively, and decreased $22 million and increased $49 million for the 26-weeks ended June 27, 2015 and June 28, 2014, respectively.

4.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing program and the related financing facility (the “2012 ABS Facility”), the Company and certain of its subsidiaries sell—on a revolving basis—their eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Unaudited Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral or, in lieu of providing cash collateral, it can pay down its borrowings on the 2012 ABS Facility to cover the shortfall. Due to sufficient eligible receivables available as collateral, no cash collateral was held at June 27, 2015 or December 27, 2014. Included in the Company’s Accounts receivable balance as of June 27, 2015 and December 27, 2014 was $955 million and $941 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 10—Debt for a further description of the 2012 ABS Facility.

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

The change in Assets held for sale for the 26-weeks ended June 27, 2015 was as follows (in thousands):

Balance at December 27, 2014	$5,360
Asset impairment charges	(1,118)
Assets sold	(940)

Balance at June 27, 2015	$3,302

One facility classified as Assets held for sale was sold for proceeds of $1 million during the fiscal first quarter of 2015. During the fiscal first quarter of 2015, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in an asset impairment charge of $1 million. See Note 8—Fair Value Measurements.

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the respective leases or the estimated useful lives of the assets. At June 27, 2015 and December 27, 2014, Property and equipment-net included accumulated depreciation of $1,424 million and $1,313 million, respectively. Depreciation expense was $61 million and $68 million for the 13-weeks ended June 27, 2015 and June 28, 2014, respectively, and $123 million and $130 million for the 26-weeks ended June 27, 2015 and June 28, 2014, respectively. Due to the termination of the Merger Agreement, in the fiscal second quarter of 2015, the Company incurred an asset impairment charge of $5 million to write off technology related integration assets.

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

Customer relationship intangible assets have definite lives, so they are carried at the acquired fair value less accumulated amortization. Customer relationship intangible assets are amortized over the estimated useful lives (four to ten years). Amortization expense was $37 million for the 13-weeks ended June 27, 2015 and June 28, 2014, respectively, and $74 million and $75 million for the 26-weeks ended June 27, 2015 and June 28, 2014, respectively.

Goodwill and Other intangibles, net, consisted of the following (in thousands):

	June 27, 2015	December 27, 2014
Goodwill	$3,835,477	$3,835,477

Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$1,352,720	$1,376,094
Accumulated amortization	(1,077,395)	(1,026,680)

Net carrying value	275,325	349,414

Noncompete agreement—amortizable:
Gross carrying amount	800	800
Accumulated amortization	(267)	(187)

Net carrying value	533	613

Brand names and trademarks—not amortizing	252,800	252,800

Total Other intangibles—net	$528,658	$602,827

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

The Company completed its most recent annual impairment assessment for Goodwill and its indefinite-lived intangible assets as of June 29, 2014—the first day of the 2014 fiscal third quarter—with no impairments noted. There have been no events that would indicate the need for impairment testing of the Goodwill or other intangible assets as of June 27, 2015, although Goodwill and other intangible assets will be tested in connection with the Company’s financial reporting for the third quarter of 2015 as the Company’s selected annual impairment evaluation date falls within that reporting period.

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

Any transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy will be recognized at the end of the reporting period in which the transfer occurs. There were no transfers between fair value levels in any of the periods presented.

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 27, 2015 and December 27, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$362,300	$—	$—	$362,300

Balance at June 27, 2015	$362,300	$—	$—	$362,300

Recurring fair value measurements:
Money market funds	$231,600	$—	$—	$231,600

Balance at December 27, 2014	$231,600	$—	$—	$231,600

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$2,600	$2,600

Balance at June 27, 2015	$—	$—	$2,600	$2,600

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$4,800	$4,800

Balance at December 27, 2014	$—	$—	$4,800	$4,800

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with an original maturity of three or fewer months. They are valued using quoted market prices in active markets.

Nonrecurring Fair Value Measurements

Assets Held for Sale

The Company is required to record Assets held for sale at the lesser of the carrying amount or estimated fair value less cost to sell. Certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in asset impairment charges of $1 million and $2 million during the 26-weeks ended June 27, 2015 and June 28, 2014, respectively. Fair value was estimated by the Company based on information received from real estate brokers.

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

The fair value of the Company’s total debt approximated $4.8 billion at June 27, 2015 and December 27, 2014, as compared to its aggregate carrying value of $4.8 billion and $4.7 billion as of June 27, 2015 and December 27, 2014, respectively. At June 27, 2015 and December 27, 2014, the fair value, estimated at $1.4 billion, of the Senior Notes was classified under Level 2 of the fair value hierarchy, with fair valued based upon the closing market price at the end of the reporting period. The fair value of the balance of the Company’s debt is classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk. See Note 10—Debt for further description of the Company’s debt.

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

Despite ongoing efforts, the Company was unable to obtain the information necessary to include the accounts and activities of the investment trust in its Unaudited Consolidated Financial Statements. As such, the Company has opted to invoke the scope exception available under VIE accounting guidance and will not consolidate the VIE. Since the Company was not be able to consolidate the investment trust under VIE guidance, applicable lease guidance has been applied to the transaction itself. The Company concluded that the sublease and purchase agreements, together, qualify for capital lease treatment. Accordingly at June 27, 2015, a capital asset and related lease and purchase obligation totaling $27 million and $23 million, respectively, are recorded in the Company’s Unaudited Consolidated Balance Sheet. The Company depreciates the asset balance over its estimated useful life and reduces the capital lease and purchase obligation as payments are made.

10.	DEBT

The Company’s debt consisted of the following (in thousands):

	Contractual Maturity	Interest Rate at June 27, 2015	Outstanding Principal at June 27, 2015	Outstanding Principal at December 27, 2014
Debt Description
ABL Facility	May 11, 2017	—	$—	$—
2012 ABS Facility	August 5, 2016	1.24%	636,000	636,000
Amended 2011 Term Loan	March 31, 2019	4.50	2,063,250	2,073,750
Senior Notes	June 30, 2019	8.50	1,348,276	1,350,000
CMBS Fixed Facility	August 1, 2017	6.38	472,391	472,391
Obligations under capital leases	2018–2025	3.34 - 6.25	205,319	189,232
Other debt	2018–2031	5.75 - 9.00	32,023	11,795

Total debt			4,757,259	4,733,168
Add: Unamortized premium			13,318	14,982
Less: Current portion of long-term debt			(56,327)	(51,877)

Long-term debt			$4,714,250	$4,696,273

At June 27, 2015, $2,058 million of the total debt was at a fixed rate.

Revolving Credit Agreement

The Company’s asset backed senior secured revolving loan facility (the “ABL Facility”) provides for loans of up to $1,100 million, with its capacity limited by borrowing base calculations. As of June 27, 2015, the Company had no outstanding borrowings, but had issued letters of credit totaling $369 million under the ABL Facility. Outstanding letters of credit included: (1) $80 million issued to secure the Company’s obligations with respect to certain facility leases, (2) $279 million issued in favor of certain commercial insurers securing the Company’s obligations with respect to its self-insurance program, and (3) $10 million in letters of credit for other obligations of the Company. There was available capacity on the ABL Facility of $731 million at June 27, 2015, according to the borrowing base calculation. As of June 27, 2015, on borrowings up to $75 million, the Company can periodically elect to pay interest at Prime plus 1.75% or the London Inter Bank Offered Rate (“LIBOR”) plus 2.75%. On borrowings in excess of $75 million, the Company can periodically elect to pay interest at Prime plus 0.50% or LIBOR plus 1.50%. The ABL Facility also carries letter of credit fees of 1.50% and an unused commitment fee of 0.25%.

On June 19, 2015, the ABL Facility was amended whereby the maturity date was extended one year to May 11, 2017 and the interest rate on outstanding borrowings and letter of credit fees were each reduced 50 basis points. The Company incurred $0.7 million of lender fees and third party costs related to the ABL Facility amendment.

Accounts Receivable Financing Facility

Under the 2012 ABS Facility, the Company and certain of its subsidiaries sell—on a revolving basis—their eligible receivables to the Receivables Company. The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders as defined by the 2012 ABS Facility.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $636 million at June 27, 2015 and December 27, 2014. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $65 million at June 27, 2015 based on eligible receivables as collateral. The portion of the 2012 ABS Facility held by the lenders who fund the 2012 ABS Facility with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper plus 1.00%, and an unused commitment fee of 0.35%. The portion of the 2012 ABS Facility held by lenders that do not fund the 2012 ABS Facility with commercial paper bears interest at LIBOR plus 1.00%, and an unused commitment fee of 0.35%. The Company intends to restructure or refinance the 2012 ABS Facility on or before its August 5, 2016 maturity. See Note 4—Accounts Receivable Financing Program.

Term Loan Agreement

The Company’s senior secured term loan (the “Amended 2011 Term Loan”) consisted of a senior secured term loan with outstanding borrowings of $2,063 million at June 27, 2015. The Amended 2011 Term Loan bears interest equal to Prime plus 2.50%, or LIBOR plus 3.50%, with a LIBOR floor of 1.00%, based on a periodic election of the interest rate by the Company. Principal repayments of $5 million are payable quarterly with the balance at maturity. The Amended 2011 Term Loan may require mandatory repayments if certain assets are sold, or based on excess cash flow generated by the Company, as defined in the debt agreement. The interest rate for all borrowings on the Amended 2011 Term Loan was 4.50%—the LIBOR floor of 1.00% plus 3.50%— at June 27, 2015. At June 27, 2015, entities affiliated with KKR held $236 million of the Company’s Amended 2011 Term Loan debt.

Senior Notes

The Senior Notes, with outstanding principal of $1,348 million at June 27, 2015, bear interest at 8.50%. There was unamortized issue premium costs associated with the Senior Notes issuances of $13 million at June 27, 2015. The premium is amortized as a decrease to Interest expense-net over the remaining life of the debt facility. In February 2015, the Company repurchased all of the Senior Notes held by the entities affiliated with KKR, as further discussed in Note 12—Related Party Transactions.

Effective December 19, 2013, upon consent of the note holders, the Senior Notes Indenture was amended so that the proposed Acquisition would not constitute a “Change of Control,” as defined in the Senior Notes Indenture. In the event of a “Change of Control,” the holders of the Senior Notes would have had the right to require the Company to repurchase all or any part of their Senior Notes at a price equal to 101.00% of the principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes Indenture reverted to its original terms upon the termination of the Merger Agreement.

CMBS Fixed Facility

The CMBS Fixed Facility provides financing of $472 million and is currently secured by mortgages on 34 properties, consisting of distribution facilities. The CMBS Fixed Facility bears interest at 6.38%. Security deposits and escrow amounts related to certain properties collateralizing the CMBS Fixed Facility of $6 million at June 27, 2015 and December 27, 2014 are included in the Company’s Unaudited Consolidated Balance Sheets in Other assets.

Other Debt

Obligations under capital leases consist of amounts due for transportation equipment and building leases.

Other debt of $32 million and $12 million at June 27, 2015 and December 27, 2014, respectively, consists primarily of various state industrial revenue bonds.

To obtain certain tax incentives related to the construction of a new distribution facility, in January 2015, the Company and a wholly owned subsidiary entered into an industrial revenue bond agreement with a state for the issuance of a maximum of $40 million in Taxable Demand Revenue Bonds (the “TRB’s”). The TRB’s are self-funded as the Company’s wholly owned subsidiary purchases the TRB’s, and the state loans the proceeds back to the Company. The TRB’s, which mature January 1, 2030, can be prepaid without penalty one year after issuance. Interest on the TRB’s and the loan is 6.25%. At June 27, 2015, $21 million has been drawn on TRBs and recorded as a $21 million long-term asset and a corresponding long-term liability in the Company’s Unaudited Consolidated Balance Sheet.

Security Interests

Substantially all of the Company’s assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventories and tractors and trailers owned by the Company. The CMBS Fixed Facility is collateralized by mortgages on 34 related properties. The Company’s obligations under the Amended 2011 Term Loan are secured by all of the capital stock of its subsidiaries, each of the direct and indirect wholly owned domestic subsidiaries (as defined in the agreements), and are secured by substantially all assets of the Company and its subsidiaries not pledged under the 2012 ABS Facility or the CMBS Fixed Facility. The Amended 2011 Term Loan has priority over certain collateral securing the ABL Facility, and it has second priority to collateral securing the ABL Facility. As of June 27, 2015, nine properties remain in a special purpose, bankruptcy remote subsidiary, and are not pledged as collateral under any of the Company’s debt agreements.

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

11.	RESTRUCTURING LIABILITIES

The following table summarizes the changes in the restructuring liabilities for the 26-weeks ended June 27, 2015 (in thousands):

	Severance	Facility	Total
	and Related	Closing
	Costs	Costs
Balance at December 27, 2014	$56,450	$431	$56,881
Current period charges	51,439	—	51,439
Change in estimate	—	36	36
Payments and usage—net of accretion	(3,353)	(104)	(3,457)

Balance at June 27, 2015	$104,536	$363	$104,899

During the fiscal second quarter of 2015, the Company announced its plan to close its Lakeland, Florida distribution facility in the fiscal third quarter of 2015, and transfer its business activities to other Company distribution facilities. The Company accrued a restructuring charge of approximately $1 million related to the Lakeland closure, consisting of severance and related costs.

During the fiscal second quarter of 2015, the Company also announced its tentative decision to close the Baltimore, Maryland distribution facility. The Company is currently engaged in discussions with unions representing certain employees regarding this tentative decision. A final decision regarding the Baltimore facility will be made once negotiations with the unions are concluded. In anticipation of a potential closure of the Baltimore facility, the Company accrued a restructuring charge estimated at $51 million, including $46 million of estimated multiemployer pension withdrawal liabilities and $5 million related to estimated severance and related costs. The estimated multiemployer pension liability was based on the latest available information received from the respective plans’ administrator and represents an estimate for a calendar year 2014 withdrawal. Due to the lack of current information, including changes in market conditions, and funded status of the related multiemployer pension plans, the settlement of these multiemployer pension withdrawal liabilities could materially differ from this estimate.

The $105 million Severance and Related Costs balance as of June 27, 2015, also includes $48 million of multiemployer pension withdrawal liabilities relating to facilities closed prior to 2015. These are payable in monthly installments through 2031 at effective interest rates ranging from 5.90% to 6.70%.

12.	RELATED PARTY TRANSACTIONS

The Company pays a monthly management fee of $0.8 million to investment funds associated with or designated by the Sponsors. For each of the 13-weeks ended June 27, 2015 and June 28, 2014, the Company recorded management fees and related expenses of $2 million. For each of the 26-weeks ended June 27, 2015 and June 28, 2014, the Company recorded management fees and related expenses of $5 million. These were reported as Distribution, selling and administrative costs in the Unaudited Consolidated Statements of Comprehensive Income (Loss).

As discussed in Note 10—Debt, entities affiliated with the Sponsors hold various positions in some of the Company’s debt. At June 27, 2015, entities affiliated with KKR held $236 million in aggregate principal of the Company’s debt facilities. At June 27, 2015, entities affiliated with CD&R had no holdings of the Company’s debt facilities.

In February 2015, the Company repurchased all of the $2 million of Senior Notes held by the entities affiliated with KKR at market, for a cost of $2 million, including accrued interest.

The Company files a consolidated federal income tax return together with USF Holding, its parent. USF Holding’s federal and state income taxes incurred are paid by the Company and settled with USF Holding pursuant to a tax sharing agreement. The Company recorded a $7.3 million receivable from USF Holding related to its tax sharing agreement. See Note 15—Income Taxes.

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

The components of net pension and other postretirement benefit costs for Company sponsored plans for the periods presented were as follows (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Service cost	$10,134	$6,687	$10	$20
Interest cost	10,150	9,288	66	79
Expected return on plan assets	(13,299)	(11,828)	—	—
Amortization of prior service cost (credit)	49	49	(15)	(83)
Amortization of net loss (gain)	3,513	610	3	(19)
Settlements	650	500	—	—

Net periodic benefit costs (credits)	$11,197	$5,306	$64	$(3)

	26-weeks Ended
	Pension Benefits		Other Postretirement Plans
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Service cost	$20,268	$13,660	$19	$40
Interest cost	20,300	18,650	132	159
Expected return on plan assets	(26,597)	(23,698)	—	—
Amortization of prior service cost (credit)	98	99	(31)	(167)
Amortization of net loss (gain)	7,026	1,147	7	(38)
Settlements	1,300	1,000	—	—

Net periodic benefit costs (credits)	$22,395	$10,858	$127	$(6)

The Company contributed $48 million and $24 million to its defined benefit and other postretirement plans during the 26-weeks ended June 27, 2015 and June 28, 2014, respectively. The Company expects to make $49 million in total contributions to its pension plans and other postretirement plans during fiscal year 2015.

14.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents amounts reclassified out of Accumulated other comprehensive income (loss) by component for the periods presented as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	June 27,	June 28,	June 27,	June 28,
Accumulated Other Comprehensive Income (Loss) Components	2015	2014	2015	2014
Defined benefit retirement plans:
Accumulated Other Comprehensive Income (Loss) beginning of period (1)	$(153,841)	$(1,695)	$(158,041)	$(2,679)

Reclassification adjustments:
Amortization of prior service cost (credit)(2)(3)	34	(34)	67	(68)
Amortization of net loss (2)(3)	3,516	591	7,033	1,109
Settlements(2)(3)	650	500	1,300	1,000

Total before income tax	4,200	1,057	8,400	2,041
Income tax provision (benefit)	3,262	—	3,262	—

Current period Comprehensive Income (Loss), net of tax	938	1,057	5,138	2,041

Accumulated Other Comprehensive Income (Loss) end of period (1)	$(152,903)	$(638)	$(152,903)	$(638)

(1)	Amounts are presented net of tax. See Note 15—Income Taxes.
(2)	Included in the computation of Net periodic benefit costs. See Note—13 Retirement Plans for additional information.
(3)	Included in Distribution, selling and administrative costs in the Unaudited Consolidated Statements of Comprehensive Income (Loss).

15.	INCOME TAXES

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

The Company estimated its annual effective tax rate to be applied to the results of the 26-weeks ended June 27, 2015 and June 28, 2014. For the 26-weeks ended June 27, 2015, the Company utilized an annual effective tax rate for purposes of determining its year-to-date tax expense. The Company included the effect of the valuation allowance impact of the tax amortization of goodwill and trademarks in the annual effective tax rate for purposes of determining its year-to-date tax expense because the annual effective tax rate was deemed to be reliable for use in quarterly reporting of income taxes.

For the 26-weeks ended June 28, 2014, the Company utilized an annual effective tax rate for purposes of determining its year-to-date tax expense, excluding the effect of the valuation allowance impact of the tax amortization of goodwill and trademarks, which was instead measured discretely by quarter to calculate the income taxes. Management concluded that to use the forecasted annual effective tax rate with the amortization of tax goodwill and trademarks included would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. As a result, the Company reflected the accretion of the valuation allowance on a discrete, ratable basis into the income tax provision for the 26-weeks ended June 28, 2014.

The valuation allowance against the net deferred tax assets was $232 million at December 27, 2014. The deferred tax assets related to federal and state net operating losses, increased $62 million during the 26-weeks ended June 27, 2015, which resulted in a $294 million total valuation allowance at June 27, 2015. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the 13-weeks ended June 27, 2015 and June 28, 2014 of 110% and 101%, respectively, varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 13-weeks ended June 27, 2015 and June 28, 2014, the valuation allowance increased $84 million and $16 million, respectively, as a result of a change in deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

The effective tax rate for the 26-weeks ended June 27, 2015 and June 28, 2014 of 34% and 28%, respectively, varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 26-weeks ended June 27, 2015 and June 28, 2014, the valuation allowance increased $62 million and $48 million, respectively, as a result of a change in deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

US Foods is a member of USF Holding’s consolidated group, and as a result the Company’s operations are included in the consolidated income tax return of USF Holding. The Company has computed the components of its tax provision under the “separate return” approach. Under this approach, the Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities as if the Company were a separate taxpayer rather than a member of USF Holding’s consolidated group.

Based on the “separate return” approach, the Company has computed federal and state net operating losses (“NOL”) for the quarter ended June 27, 2015, resulting in an income tax benefit and a deferred tax asset attributable to the NOL. The Company has determined that the NOL will not be realized; therefore, a valuation allowance has been recorded to offset the deferred tax asset and the income tax benefit attributable to the NOL as described above.

Under the “separate return” approach, the Company had gross federal and state NOL carryforwards of approximately $380 million and $2.1 billion, respectively as of June 27, 2015. These NOLs do not reflect the tax position of the USF Holding consolidated tax return. USF Holding estimates to generate federal taxable income on its consolidated return in the amount of $286 million for its fiscal year 2015, which is solely caused by the $300 million merger termination fee received from Sysco. Therefore, USF Holding will utilize NOLs available at the consolidated level to offset its regular tax liability. These NOLs were generated by US Foods. Despite the use of NOLs, USF Holding will be subject to federal Alternative Minimum Tax (“AMT”) and state income tax expense for its fiscal year 2015, which are estimated at $5.5 million and $1.8 million, respectively.

USF Holding’s federal and state income taxes incurred are paid by the Company and settled with USF Holding pursuant to a tax sharing agreement. The agreement further states that the Company shall pay on behalf of USF Holding the federal and state return taxes. If the consolidated federal and state return taxes for USF Holding exceed the federal and state taxes calculated for the Company as a separate filing group, USF Holding is required to make a payment to the Company equal to such excess. Likewise, if the federal and state taxes calculated at the separate return level for the Company exceed the consolidated taxes, the Company is required to make payment to USF Holding equal to such excess. As the tax sharing agreement does not commit USF Holding to compensate the Company for the use of its NOLs nor does USF Holding currently intend to compensate the Company for the NOLs used, the Company has not recorded an intercompany receivable for these NOLs. US Foods has recorded an intercompany receivable totaling $7.3 million for the AMT and state income taxes USF Holding is estimating for the 2015 consolidated income tax returns, since US Foods will pay this on behalf of USF Holding per its tax sharing agreement.

16.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business. Additionally, the Company has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products, which are not recorded in the Unaudited Consolidated Balance Sheets. As of June 27, 2015, the Company’s purchase orders and purchase contracts with vendors, all to be delivered in fiscal year 2015, were $654 million.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At June 27, 2015, the Company had diesel fuel forward purchase commitments totaling $140 million through December 2016. The Company also enters into forward purchase agreements for procuring electricity. At June 27, 2015, the Company had electricity forward purchase commitments totaling $9 million through October 2017. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract are used in its operations.

Florida State Pricing Subpoena–In May 2011, the State of Florida Department of Financial Services issued a subpoena to the Company requesting a broad range of information regarding vendors, logistics/freight as well as pricing, allowances, and rebates that the Company obtained from the sale of products and services for the term of the contract. The subpoena focused on all pricing and rebates earned during this period relative to the Florida Department of Corrections. In 2011, the Company learned of two qui tam suits, filed in Florida state court, against the Company, one of which was filed by a former official in the Florida Department of Corrections. In April 2015, the Company and the State of Florida agreed in principle to a settlement under which the Company would pay $16 million, and the State of Florida would dismiss all complaints, including the two qui tam suits. In June 2015, the parties finalized the settlement agreement and payment was made to the Florida Department of Financial Services.

Eagan Labor Dispute–In 2008, the Company closed its Eagan, Minnesota and Fairfield, Ohio divisions, and recorded a liability of approximately $40 million for the related multiemployer pension withdrawal liability. In 2010, the Company received formal notice and demand for payment of a $40 million withdrawal liability, which is payable in monthly installments through November 2023. During the 2011 fiscal third quarter, the Company was assessed an additional $17 million multiemployer pension withdrawal liability for the Eagan facility, the final payment of which was made on April 1, 2015. The parties agreed to arbitrate this matter, and discovery began during the 2012 fiscal third quarter. In March 2015, the arbitrator issued an award confirming the second assessment of $17 million, after previously denying the Company’s request to reopen the first assessment. The pension fund sought enforcement of the arbitrator’s award and shortly thereafter the Company filed a counterclaim seeking to vacate the arbitrator’s award in the Federal District Court for the Northern District of Illinois. The standard of review in the District Court is de novo on the legal issues because arbitration was compelled by statute and there are no factual disputes as to which the court should give deference to the arbitrator. The Company believes it has meritorious defenses against the assessment for the additional $17 million of pension withdrawal liability. The Company does not believe, at this time, that a loss from such obligation is probable and, accordingly, no liability has been recorded. However, it is reasonably possible the Company may ultimately lose its challenge to the second assessment of $17 million.

Other Legal Proceedings– In addition to those described above, the Company and its subsidiaries are parties to a number of other legal proceedings arising from the normal course of business. These legal proceedings—whether pending, threatened or unasserted, if decided adversely to or settled by the Company, may result in liabilities material to its financial position, results of operations, or cash flows. The Company recognized provisions with respect to the proceedings where appropriate. These are reflected in the Unaudited Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is the Company’s policy to expense attorney fees as incurred.

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

As of June 27, 2015, the Company’s insurance carriers have approved $30 million of losses incurred, of which $16 million was received in fiscal year 2015 and $14 million was received in fiscal year 2014. The proceeds were allocated first to recover the book value of inventory and property lost and costs incurred. The proceeds received to date were recognized as a $10 million insurance recovery gain included in Distribution, selling and administrative costs in the Unaudited Consolidated Statements of Comprehensive Income (Loss) in fiscal year 2015. The Company expects to reach a final settlement with its insurance carriers in 2015; the timing of and amounts of ultimate insurance recoveries is not known at this time.

Of the $16 million of insurance recoveries received in 2015, the Company classified $3 million related to the damaged distribution facility as Cash Flows from Investing Activities, and the remaining $13 million related to damaged inventory and business interruption costs as Cash Flows from Operating Activities in its Unaudited Consolidated Statements of Cash Flows.

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

Condensed Consolidating Balance Sheet (Unaudited)

June 27, 2015

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable-net	$276,252	$32,992	$940,773	$—	$1,250,017
Inventories-net	1,017,485	57,181	—	—	1,074,666
Other current assets	604,612	8,184	80,673	—	693,469
Property and equipment-net	925,142	85,402	711,999	—	1,722,543
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles-net	528,658	—	—	—	528,658
Investments in subsidiaries	1,399,764	—	—	(1,399,764)	—
Intercompany receivables	—	678,152	—	(678,152)	—
Other assets	48,604	10	50,865	(23,200)	76,279

Total assets	$8,635,994	$861,921	$1,784,310	$(2,101,116)	$9,181,109

Accounts payable	$1,249,334	$48,268	$—	$—	$1,297,602
Other current liabilities	680,189	17,755	3,204	—	701,148
Long-term debt	3,572,018	33,841	1,108,391	—	4,714,250
Intercompany payables	648,888	—	29,264	(678,152)	—
Other liabilities	932,637	—	5,744	(23,200)	915,181
Shareholder’s equity	1,552,928	762,057	637,707	(1,399,764)	1,552,928

Total liabilities and shareholder’s equity	$8,635,994	$861,921	$1,784,310	$(2,101,116)	$9,181,109

Condensed Consolidating Balance Sheet (Unaudited)

December 27, 2014

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable—net	$295,467	$32,047	$925,224	$—	$1,252,738
Inventories—net	995,175	55,723	—	—	1,050,898
Other current assets	441,681	7,680	76,916	—	526,277
Property and equipment—net	913,109	85,790	727,684	—	1,726,583
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles—net	602,827	—	—	—	602,827
Investments in subsidiaries	1,360,497	—	—	(1,360,497)	—
Intercompany receivables	—	647,466	—	(647,466)	—
Other assets	54,317	10	31,187	(23,200)	62,314

Total assets	$8,498,550	$828,716	$1,761,011	$(2,031,163)	$9,057,114

Accounts payable	$1,118,298	$40,862	$—	$—	$1,159,160
Other current liabilities	645,659	17,594	3,174		666,427
Long-term debt	3,557,470	30,412	1,108,391	—	4,696,273
Intercompany payables	624,413	—	23,053	(647,466)	—
Other liabilities	887,994	—	5,744	(23,200)	870,538
Shareholder’s equity	1,664,716	739,848	620,649	(1,360,497)	1,664,716

Total liabilities and shareholder’s equity	$8,498,550	$828,716	$1,761,011	$(2,031,163)	$9,057,114

Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)

13-Weeks Ended June 27, 2015

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,688,432	$154,115	$23,357	$(23,357)	$5,842,547
Cost of goods sold	4,729,109	120,753	—	—	4,849,862

Gross profit	959,323	33,362	23,357	(23,357)	992,685
Operating expenses:
Distribution, selling and administrative costs	922,891	23,243	13,444	(27,791)	931,787
Restructuring and asset impairment charges	51,439	—	—	—	51,439

Total operating expenses	974,330	23,243	13,444	(27,791)	983,226

Operating (loss) income	(15,007)	10,119	9,913	4,434	9,459
Interest expense—net	59,154	428	10,399	—	69,981
Other expense (income)—net	26,847	(4,434)	(26,847)	4,434	—

(Loss) income before income taxes	(101,008)	14,125	26,361	—	(60,522)
Income tax provision	58,339	—	8,046	—	66,385
Equity in earnings of subsidiaries	32,440	—	—	(32,440)	—

Net (loss) income	(126,907)	14,125	18,315	(32,440)	(126,907)
Other comprehensive income	938	—	—	—	938

Comprehensive (loss) income	$(125,969)	$14,125	$18,315	$(32,440)	$(125,969)

Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)

13-Weeks Ended June 28, 2014

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,742,413	$155,531	$25,195	$(25,195)	$5,897,944
Cost of goods sold	4,810,578	123,119	—	—	4,933,697

Gross profit	931,835	32,412	25,195	(25,195)	964,247
Operating expenses:
Distribution, selling and administrative costs	894,065	24,209	12,207	(30,241)	900,240
Restructuring and asset impairment charges	(314)	—	—	—	(314)

Total operating expenses	893,751	24,209	12,207	(30,241)	899,926

Operating income	38,084	8,203	12,988	5,046	64,321
Interest expense—net	61,025	445	12,156	—	73,626
Other expense (income)—net	27,643	(5,046)	(27,643)	5,046	—

(Loss) income before income taxes	(50,584)	12,804	28,475	—	(9,305)
Income tax provision	1,402	—	7,958	—	9,360
Equity in earnings of subsidiaries	33,321	—	—	(33,321)	—

Net (loss) income	(18,665)	12,804	20,517	(33,321)	(18,665)
Other comprehensive income	1,057	—	—	—	1,057

Comprehensive (loss) income	$(17,608)	$12,804	$20,517	$(33,321)	$(17,608)

Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)

26-Weeks Ended June 27, 2015

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$11,091,317	$304,868	$46,995	$(46,995)	$11,396,185
Cost of goods sold	9,233,479	240,957	—	—	9,474,436

Gross profit	1,857,838	63,911	46,995	(46,995)	1,921,749
Operating expenses:
Distribution, selling and administrative costs	1,798,622	47,399	27,330	(55,989)	1,817,362
Restructuring and asset impairment charges	52,593	—	—	—	52,593

Total operating expenses	1,851,215	47,399	27,330	(55,989)	1,869,955

Operating income	6,623	16,512	19,665	8,994	51,794
Interest expense—net	119,203	846	20,845	—	140,894
Other expense (income)—net	52,613	(8,994)	(52,613)	8,994	—

(Loss) income before income taxes	(165,193)	24,660	51,433	—	(89,100)
Income tax provision	15,000	—	15,692	—	30,692
Equity in earnings of subsidiaries	60,401	—	—	(60,401)	—

Net (loss) income	(119,792)	24,660	35,741	(60,401)	(119,792)
Other comprehensive income	5,138	—	—	—	5,138

Comprehensive (loss) income	$(114,654)	$24,660	$35,741	$(60,401)	$(114,654)

Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)

26-Weeks Ended June 28, 2014

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$11,049,736	$304,843	$48,064	$(48,064)	$11,354,579
Cost of goods sold	9,253,729	241,916	—	—	9,495,645

Gross profit	1,796,007	62,927	48,064	(48,064)	1,858,934
Operating expenses:
Distribution, selling and administrative costs	1,761,741	47,532	25,952	(57,627)	1,777,598
Restructuring and asset impairment charges	(182)	—	80	—	(102)

Total operating expenses	1,761,559	47,532	26,032	(57,627)	1,777,496

Operating income	34,448	15,395	22,032	9,563	81,438
Interest expense—net	122,847	771	23,186	—	146,804
Other expense (income)—net	53,570	(9,563)	(53,570)	9,563	—

(Loss) income before income taxes	(141,969)	24,187	52,416	—	(65,366)
Income tax provision	3,124	—	15,399	—	18,523
Equity in earnings of subsidiaries	61,204	—	—	(61,204)	—

Net (loss) income	(83,889)	24,187	37,017	(61,204)	(83,889)
Other comprehensive income	2,041	—	—	—	2,041

Comprehensive (loss) income	$(81,848)	$24,187	$37,017	$(61,204)	$(81,848)

Condensed Consolidating Statement of Cash Flows (Unaudited)

26-Weeks Ended June 27, 2015

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$223,007	$8,437	$33,874	$265,318

Cash flows from investing activities:
Proceeds from sales of property and equipment	1,908	—	—	1,908
Purchases of property and equipment	(105,513)	(5,515)	—	(111,028)
Insurance proceeds related to property and equipment	2,771	—	—	2,771
Purchase of industrial revenue bonds	—	—	(20,654)	(20,654)

Net cash used in investing activities	(100,834)	(5,515)	(20,654)	(127,003)

Cash flows from financing activities:
Proceeds from debt borrowings	20,654	—	—	20,654
Principal payments on debt and capital leases	(23,381)	(2,988)	—	(26,369)
Payment for debt financing costs and fees	(651)	—	—	(651)
Capital contributions (distributions)	13,219	—	(13,219)	—
Parent company common stock repurchased	(2,446)	—	—	(2,446)

Net cash provided by (used in) financing activities	7,395	(2,988)	(13,219)	(8,812)

Net increase (decrease) in cash and cash equivalents	129,568	(66)	1	129,503
Cash and cash equivalents—beginning of period	342,583	1,074	2	343,659

Cash and cash equivalents—end of period	$472,151	$1,008	$3	$473,162

Condensed Consolidating Statement of Cash Flows (Unaudited)

26-Weeks Ended June 28, 2014

(in thousands)

	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$226,488	$8,206	$12,691	$247,385

Cash flows from investing activities:
Proceeds from sales of property and equipment	4,990	—	2,350	7,340
Purchases of property and equipment	(69,248)	(5,639)	(13)	(74,900)
Insurance recovery	2,000	—	—	2,000

Net cash (used in) provided by investing activities	(62,258)	(5,639)	2,337	(65,560)

Cash flows from financing activities:
Proceeds from debt borrowings	770,410	—	40	770,450
Principal payments on debt and capital leases	(812,002)	(2,210)	(40)	(814,252)
Capital contributions (distributions)	15,028	—	(15,028)	—
Proceeds from parent company common stock sales	197	—	—	197
Parent company common stock repurchased	(598)	—	—	(598)

Net cash used in financing activities	(26,965)	(2,210)	(15,028)	(44,203)

Net increase in cash and cash equivalents	137,265	357	—	137,622
Cash and cash equivalents—beginning of period	178,872	872	—	179,744

Cash and cash equivalents—end of period	$316,137	$1,229	$—	$317,366

18.	BUSINESS SEGMENT INFORMATION

The Company operates in one business segment based on how the Company’s chief operating decision maker—the Chief Executive Officer (the “CEO”) — views the business for purposes of evaluating performance and making operating decisions. The Company markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States.

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

The measure used by the CEO to assess operating performance is Adjusted EBITDA. Adjusted EBITDA is defined as Net loss, plus Interest expense – net, Income tax provision, and Depreciation and amortization – collectively “EBITDA” – adjusted for: (1) Sponsor fees; (2) Restructuring and asset impairment charges; (3) Share-based compensation; (4) the non-cash impact of net LIFO adjustments; (5) Business transformation costs; (6) Acquisition related costs; and (7) Other gains, losses or charges as specified under the Company’s debt agreements. Costs to optimize and transform the Company’s business are noted as Business transformation costs in the table below and are added to EBITDA in arriving at Adjusted EBITDA. Business transformation costs include costs related to significant process and systems redesign in the Company’s replenishment and category management functions; cash & carry retail store strategy; and process and system redesign related to the Company’s sales model.

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

The following is reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net loss for the periods indicated (in thousands):

	13-Weeks Ended		26-Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Adjusted EBITDA	$236,399	$237,136	$394,657	$406,594
Adjustments:
Sponsor fees (1)	(2,513)	(2,811)	(5,044)	(5,397)
Restructuring and asset impairment charges(2)	(51,439)	314	(52,593)	102
Share-based compensation expense (3)	(2,847)	(3,145)	(5,313)	(6,198)
Net LIFO reserve change	(2,644)	(24,135)	21,854	(48,678)
Business transformation costs (4)	(10,521)	(14,463)	(19,993)	(26,663)
Acquisition related costs(5)	(53,363)	(15,625)	(68,485)	(19,722)
Other(6)	(5,829)	(7,699)	(16,057)	(13,551)

EBITDA	107,243	169,572	249,026	286,487
Interest expense, net	(69,981)	(73,626)	(140,894)	(146,804)
Income tax provision	(66,385)	(9,360)	(30,692)	(18,523)
Depreciation and amortization expense	(97,784)	(105,251)	(197,232)	(205,049)

Net loss	$(126,907)	$(18,665)	$(119,792)	$(83,889)

(1)	Consists of management fees paid to the Sponsors.
(2)	Consists primarily of facility related closing costs, including severance and related costs, asset impairment charges, and estimated multiemployer pension withdrawal liabilities.
(3)	Share-based compensation expense represents costs recorded for vesting of USF Holding stock option awards, restricted stock and restricted stock units.
(4)	Consists primarily of costs related to significant process and systems redesign.
(5)	Consists of direct and incremental costs related to the Acquisition.
(6)	Other includes gains, losses or charges as specified under the Company’s debt agreements. The 26-week period ended June 27, 2015 includes a $16 million legal settlement charge and a $10 million insurance recovery gain.

19.	SUBSEQUENT EVENT

In the fiscal third quarter of 2015, the Company approved a plan to freeze non-union participants’ benefits of a Company sponsored defined benefit plan. The plan calls for a freeze effective September 30, 2015. The Company estimates that the impact will result in a reduction in its benefit obligation included in Other long term liabilities of approximately $80 million with a corresponding decrease to Accumulated other comprehensive loss. While no material curtailment gain or loss is expected, the impact of this curtailment is subject to asset values and discount rates to be finalized as of the September 30, 2015 re-measurement date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements and the notes thereto for the quarter ended June 27, 2015 and the Audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (the “2014 Annual Report”), as filed with the Securities and Exchange Commission (“SEC”). This discussion of our results includes certain financial measures that are not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe these provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed in the Non-GAAP Reconciliations below.

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

A sales force of approximately 4,000 associates market our food products to a diverse customer base. Our principal customers include independently owned single and multi-location restaurants, regional concepts, national chains, hospitals, nursing homes, hotels and motels, country clubs, fitness centers, government and military organizations, colleges and universities, and retail locations. We support our business with one of the largest private refrigerated fleets in the U.S., with roughly 6,000 trucks traveling an average of 200 million miles each year. We have standardized our operations across the country. That allows us to manage the business as a single operating segment with 60 divisions nationwide.

Outlook

The foodservice market is affected by general economic conditions, consumer confidence, and consumer disposable income. During fiscal 2014, we experienced inflationary pressures in several product categories. Periods of prolonged product cost inflation may have a negative impact on our profit margins and earnings to the extent such product cost increases are not able to be passed on to customers due to resistance to higher prices or having a negative impact on consumer spending.

The foodservice market is highly competitive and fragmented, with intense competition and modest demand growth. During fiscal 2015, although we expect improvement in general economic conditions, consumer confidence, and consumer disposable income, we do not expect consumers to use a significant portion of this additional discretionary income on the food-away-from-home category. Because we do not anticipate any material improvement in the demand for foodservice, we will likely see modest demand growth. We will remain focused on executing our growth strategies, adding value for and differentiating ourselves with our customers and driving continued operational improvement in the business.

Termination of Merger Agreement

On December 8, 2013, our parent company, USF Holding Corp. (“USF Holding”) entered into an agreement and plan of merger (the “Merger Agreement”) with Sysco Corporation (“Sysco”); Scorpion Corporation I, Inc., a wholly owned subsidiary of Sysco (“Merger Sub One”); and Scorpion Company II, LLC, a wholly owned subsidiary of Sysco (“Merger Sub Two”), through which Sysco would have acquired USF Holding (the “Acquisition”) on the terms and subject to the conditions set forth in the Merger Agreement. The closing of the Acquisition was subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

On February 2, 2015, USF Holding, US Foods and certain of its subsidiaries, and Sysco entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Performance Food Group, Inc. (“PFG”), through which PFG agreed to purchase, subject to the terms and conditions of the Asset Purchase Agreement, 11 US Foods distribution centers and related assets and liabilities, in connection with (and subject to) the closing of the Acquisition.

On February 19, 2015, the U.S. Federal Trade Commission (the “FTC”) voted by a margin of 3-2 to seek to block the proposed Acquisition by filing a federal district court action in the District of Columbia for a preliminary injunction. The preliminary injunctive hearing in federal district court commenced on May 5, 2015 and, on June 23, 2015, the federal district court granted the FTC’s request for a preliminary injunction to block the proposed Acquisition.

On June 26, 2015, USF Holding, Sysco, Merger Sub One and Merger Sub Two entered into an Agreement and Release to terminate the Merger Agreement. Upon the termination of the Merger Agreement, the Asset Purchase Agreement automatically terminated and the indenture (the “Senior Notes Indenture”) with respect to the 8.5% unsecured Senior Notes due June 30, 2019 (the “Senior Notes”) reverted to its prior form as if the amendments that modified certain definitions in such indenture had never become operative. See Note 10—Debt for a further description of the Senior Notes Indenture.

Sysco paid a termination fee of $300 million to USF Holding in connection with the termination of the Merger Agreement. The Company paid a termination fee of $12.5 million to PFG pursuant to the terms of the Asset Purchase Agreement.

Strategy

On June 29, 2015, we made a bold statement with our “Just Taking Off” campaign which officially marked the re-launch of our strategic transformation initiatives to become an even stronger force in the foodservice industry. The campaign is focused on accelerating the progress the Company has already made to create a great American food company focused solely on foodservice by offering new innovative and exclusive products; continuing our emphasis on local relationships with customers and providing new technology enhancements and intuitive business solutions to increase business success and make working with US Foods even easier. This strategy can still be summarized in four words: Food, Food People, and Easy. In addition, we are focused on becoming more efficient and effective. This involves streamlining certain operations and investing in new technology, fleet and facilities. For example, as of our fiscal second quarter, we have launched a new updated E-commerce platform, enhanced our mobile applications for ordering and inventory management and opened two new facilities that service the Boston, Massachusetts and Jackson, Mississippi markets.

Change in CEO

Effective July 13, 2015, Pietro Satriano previously our Chief Merchandising Officer, became our President and Chief Executive Officer (“CEO”). John Lederer, our previous President and CEO, will continue as an advisor to our Company and a member of the Board of Directors of USF Holding. As Chief Merchandising Officer, Pietro played an integral role in the implementation of our transformative strategies. We believe his proven leadership, business experience and strategic vision make him well suited to lead this next phase of our evolution.

Results of Operations

Accounting Periods

We operate on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fiscal fourth quarter. Fiscal year 2015 is a 53-week fiscal year.

Selected Historical Results of Operations

The following table presents selected results of operations of our business for the periods indicated:

	13-Weeks Ended		26-Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in millions)		(in millions)
Net sales	$5,843	$5,898	$11,396	$11,355
Cost of goods sold	4,850	4,934	9,474	9,496

Gross profit	993	964	1,922	1,859
Operating expenses:
Distribution, selling and administrative costs	932	900	1,817	1,778
Restructuring and asset impairment charges	52	—	53	—

Total operating expenses	984	900	1,870	1,778

Operating income	9	64	52	81
Interest expense, net	70	74	141	146

Loss before income taxes	(61)	(10)	(89)	(65)
Income tax provision	66	9	31	19

Net loss	$(127)	$(19)	$(120)	$(84)

Percentage of Net Sales:
Gross profit	17.0%	16.3%	16.9%	16.4%
Distribution, selling and administrative costs	16.0%	15.3%	15.9%	15.7%
Operating income	0.2%	1.1%	0.5%	0.7%
Net loss	(2.2)%	(0.3)%	(1.1)%	(0.7)%
Other Data:
EBITDA (1)	$107	$170	$249	$286
Adjusted EBITDA (1)	$236	$237	$395	$407

(1)	EBITDA and Adjusted EBITDA are measures used by management to measure operating performance. EBITDA is defined as Net loss, plus Interest expense – net, Income tax provision and Depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) Sponsor fees; (2) Restructuring and asset impairment charges; (3) Share-based compensation expense; (4) the non-cash impact of net LIFO adjustments; (5) Business transformation costs; (6) Acquisition related costs; and (7) Other gains, losses, or charges as specified under our debt agreements. EBITDA and Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by—or presented in accordance with—GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to Net income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to Cash Flows from Operating Activities as measures of our liquidity.

See additional information in Non-GAAP reconciliations below.

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

The charges resulting from lump-sum payment settlements to former employees participating in several of our Company sponsored pension plans were also added to EBITDA in arriving at Adjusted EBITDA. Costs to optimize our business were also added back to EBITDA to arrive at Adjusted EBITDA. These Business transformation costs included third party and duplicate or incremental internal costs. Those items are related to significant process and systems redesign in our replenishment and category management functions; cash & carry retail store strategy; and process and system redesign related to our sales model.

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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net loss for the periods indicated:

	13-Weeks Ended		26-Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in millions)		(in millions)
Net loss	$(127)	$(19)	$(120)	$(84)
Interest expense, net	70	74	141	146
Income tax provision	66	9	31	19
Depreciation and amortization expense	98	106	197	205

EBITDA	107	170	249	286
Adjustments:
Sponsor fees(1)	2	2	5	5
Restructuring and asset impairment charges(2)	52	—	53	—
Share-based compensation expense(3)	3	3	5	6
Net LIFO reserve change	2	24	(22)	49
Business transformation costs(4)	11	14	20	27
Acquisition related costs(5)	53	16	68	20
Other(6)	6	8	17	14

Adjusted EBITDA	$236	$237	$395	$407

(1)	Consists of management fees paid to Clayton, Dubilier & Rice, Inc. and Kohlberg Kravis Roberts & Co. (collectively, the “Sponsors”).
(2)	Consists primarily of facility related closing costs, including severance and related costs, asset impairment charges, and estimated multiemployer pension withdrawal liabilities.
(3)	Share-based compensation expense represents costs recorded for vesting of USF Holding stock option awards, restricted stock and restricted stock units.
(4)	Consists primarily of costs related to significant process and systems redesign.
(5)	Consists of direct and incremental costs related to the Acquisition.
(6)	Other includes gains, losses or charges as specified under our debt agreements. The 26-week period ended June 27, 2015 includes a $16 million legal settlement charge and a $10 million insurance recovery gain.

Comparison of Results

13-Weeks Ended June 27, 2015 and June 28, 2014

Highlights

•	Net sales decreased $55 million, or 0.9%, to $5,843 million, primarily due to decreased sales to national chain and healthcare and hospitality customers, partially offset by increased sales to independent restaurants of $33 million.

•	Operating income, as a percentage of Net sales, was 0.2% in 2015 as compared to 1.1% in 2014. Fiscal 2015 operating income included costs related to the Acquisition of $53 million and facility related closure charges of $52 million. This was offset by favorable diesel fuel costs and product deflation versus prior year.

Net Sales

Net sales decreased $55 million, or 0.9%, to $5,843 million in 2015. The decrease was primarily due decreased sales to national chain and healthcare and hospitality customers, partially offset by increased sales to independent restaurants. Lower product cost also unfavorably impacted Net sales in 2015 as a significant portion of our business is based on percentage markups over actual cost. Overall case volume was consistent with the prior year.

Gross Profit

Gross profit increased $29 million, or 3.0%, to $993 million. Gross profit, as a percentage of Net sales, increased by 0.7% to 17.0% in 2015. Gross profit was favorably impacted versus last year due to last in first out (“LIFO”) inventory costing. Second quarter 2015 had a LIFO charge of $2 million versus a LIFO charge of $24 million in the second quarter of 2014, due to changes in product value inflation during the quarter.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $32 million, or 3.6%, to $932 million in 2015. As a percentage of Net sales, Distribution, selling and administrative costs increased 0.7% to 16.0% from 15.3% last year. Increases in Distribution, selling and administrative costs were due primarily to $37 million higher costs related to the Acquisition, a $6 million increase in our pension costs (which were impacted by lower discount rates and 2014 year end mortality table updates related to our Company sponsored benefit plans), and a $9 million increase in other employee benefit costs. These increases were partially offset by $7 million lower fuel expenses driven by declining fuel prices and a $7 million decrease in depreciation expense.

Restructuring and Asset Impairment Charges

During the fiscal second quarter of 2015, we announced our plan to close our Lakeland, Florida distribution facility in the fiscal third quarter of 2015, and transfer its business activities to other distribution facilities. We accrued a restructuring charge of approximately $1 million related to the Lakeland closure, consisting of severance and related costs.

During the fiscal second quarter of 2015, we also announced our tentative decision to close the Baltimore, Maryland distribution facility. We are currently engaged in discussions with unions representing certain employees regarding this tentative decision. A final decision regarding the Baltimore facility will be made once negotiations with the unions are concluded. In anticipation of a potential closure of the Baltimore facility, we accrued a restructuring charge estimated at $51 million, including $46 million of estimated multiemployer pension withdrawal liabilities and $5 million related to estimated severance and related costs. The estimated multiemployer pension liability was based on the latest available information received from the respective plans’ administrator and represents an estimate for a calendar year 2014 withdrawal. Due to the lack of current information, including changes in market conditions, and funded status of the related multiemployer pension plans, the settlement of these multiemployer pension withdrawal liabilities could materially differ from this estimate.

Operating Income

Operating income decreased $55 million, or 85.9%, to $9 million in fiscal second quarter of 2015. Operating income as a percent of Net sales decreased 0.9% to 0.2% for the quarter, down from 1.1% in the fiscal second quarter of 2014. The change was primarily due to the factors discussed above.

Interest Expense—Net

Interest expense—net decreased $4 million to $70 million in the fiscal second quarter of 2015. The decrease related to lower borrowings on our accounts receivable financing facility and a decrease in amortization of deferred finance fees. Deferred finance fees paid to our Sponsors associated with our 2007 acquisition were fully amortized during the fiscal second quarter of 2015.

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

We estimated our annual effective tax rate to be applied to the results of the 13-weeks ended June 27, 2015 and June 28, 2014.

For the 13-weeks ended June 27, 2015, we utilized an annual effective tax rate for purposes of determining our year-to-date tax expense. We included the effect of the valuation allowance impact of the tax amortization of goodwill and trademarks in the annual effective tax rate for purposes of determining our year-to-date tax expense because the annual effective tax rate was deemed to be reliable for use in quarterly reporting of income taxes.

For the 13-weeks ended June 28, 2014, we utilized an annual effective tax rate for purposes of determining our year-to-date tax expense, excluding the effect of the valuation allowance impact of the tax amortization of goodwill and trademarks, which was instead measured discretely by quarter to calculate the income taxes. Management concluded that to use the forecasted annual effective tax rate with the amortization of tax goodwill and trademarks included would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. As a result, we reflected the accretion of the valuation allowance on a discrete, ratable basis into the income tax provision for the 13-weeks ended June 28, 2014.

The effective tax rate for the 13-weeks ended June 27, 2015 and June 28, 2014 of 110% and 101%, respectively, varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 13-weeks ended June 27, 2015 and June 28, 2014, the valuation allowance increased $84 million and $16 million, respectively, as a result of a change in deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

US Foods is a member of USF Holding’s consolidated group, and as a result the Company’s operations are included in the consolidated income tax return of USF Holding. The Company computed the components of its tax provision under the “separate return” approach. For further information, see additional discussion in the 26-Weeks Ended June 27, 2015 and June 28, 2014.

Net Loss

Our Net loss was $127 million in the fiscal second quarter of 2015 as compared with a Net loss of $19 million in the fiscal second quarter of 2014. The increase in Net loss was primarily due to the factors discussed above.

26-Weeks Ended June 27, 2015 and June 28, 2014

Highlights

•	Net sales increased $41 million, or 0.4%, to $11,396 million, primarily due to increased sales to independent restaurants, partially offset by decreased sales to national chains.

•	Operating income, as a percentage of Net sales, was 0.5% in 2015 as compared to 0.7% in 2014. Fiscal 2015 operating income included Acquisition related costs of $68 million, facility related closure charges of $52 million and $16 million in increased legal settlement costs, partially offset by an insurance recovery gain of $10 million, and favorable diesel fuel costs and product deflation versus prior year.

Net Sales

Net sales increased $41 million, or 0.4%, to $11,396 million in 2015. The improvement was primarily due to increased sales to independent restaurants and higher product cost that favorably impacted Net sales in 2015, as a significant portion of our business is based on percentage markups over actual cost. These increases were partially offset by lower sales to national chain customers. Case volume decreased 0.4% or $40 million from the prior year.

Gross Profit

Gross profit increased $63 million, or 3.4%, to $1,922 million. Gross profit, as a percentage of Net sales, increased by 0.5% to 16.9% in 2015. Gross profit was favorably impacted versus last year due to LIFO inventory costing. Fiscal year 2015 had a LIFO benefit of $22 million versus a LIFO charge of $49 million in 2014, due to changes in product value deflation during 2015. This favorable impact was partially offset by continued competitive market conditions and lower volumes.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $39 million, or 2.2%, to $1,817 million in 2015. As a percentage of Net sales, Distribution, selling and administrative costs increased 0.2% to 15.9% from 15.7% last year. Increases in Distribution, selling and administrative costs were due primarily to $48 million higher costs related to the terminated Acquisition, a $12 million increase in our pension costs (which were impacted by lower discount rates and 2014 year end mortality table updates related to our Company sponsored benefit plans) and $16 million in non-recurring legal settlement costs. These increases were offset by $16 million lower fuel expenses driven by declining fuel prices, a $7 million decrease in depreciation expense, primarily related to information technology and fleet assets, and a $10 million insurance recovery gain related to a tornado loss.

Restructuring and Asset Impairment Charges

During the fiscal second quarter of 2015, we announced our plan to close our Lakeland, Florida distribution facility in the fiscal third quarter of 2015, and transfer its business activities to other distribution facilities. We accrued a restructuring charge of approximately $1 million related to the Lakeland closure, consisting of severance and related costs.

During the fiscal second quarter of 2015, we also announced our tentative decision to close the Baltimore, Maryland distribution facility. We are currently engaged in discussions with unions representing certain employees regarding this tentative decision. A final decision regarding the Baltimore facility will be made once negotiations with the unions are concluded. In anticipation of a potential closure of the Baltimore facility, we accrued a restructuring charge estimated at $51 million, including $46 million of estimated multiemployer pension withdrawal liabilities and $5 million related to estimated severance and related costs. The estimated multiemployer pension liability was based on the latest available information received from the respective plans’ administrator and represents an estimate for a calendar year 2014 withdrawal. Due to the lack of current information, including changes in market conditions, and funded status of the related multiemployer pension plans, the settlement of these multiemployer pension withdrawal liabilities could materially differ from this estimate.

During the fiscal first quarter of 2015 certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in an asset impairment charge of $1 million.

Operating Income

Operating income decreased $29 million, or 35.8%, to $52 million in 2015. Operating income as a percent of Net sales decreased 0.2 % to 0.5% for 2015, down from 0.7% in 2014. The change was primarily due to the factors discussed above.

Interest Expense—Net

Interest expense—net decreased $5 million to $141 million in fiscal 2015. The decrease related to lower borrowings on our accounts receivable financing facility and a decrease in amortization of deferred finance fees. Deferred finance fees paid to our Sponsors associated with our 2007 acquisition were fully amortized during the fiscal second quarter of 2015.

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

We estimated our annual effective tax rate to be applied to the results of the 26-weeks ended June 27, 2015 and June 28, 2014.

For the 26-weeks ended June 27, 2015, we utilized an annual effective tax rate for purposes of determining our year-to-date tax expense. We included the effect of the valuation allowance impact of the tax amortization of goodwill and trademarks in the annual effective tax rate for purposes of determining our year-to-date tax expense because the annual effective tax rate was deemed to be reliable for use in quarterly reporting of income taxes.

For the 26-weeks ended June 28, 2014, we utilized an annual effective tax rate for purposes of determining our year-to-date tax expense, excluding the effect of the valuation allowance impact of the tax amortization of goodwill and trademarks, which was instead measured discretely by quarter to calculate the income taxes. Management concluded that to use the forecasted annual effective tax rate with the amortization of tax goodwill and trademarks included would not be reliable for use in quarterly reporting of income taxes due to such rate’s significant sensitivity to minimal changes in forecasted annual pre-tax income. As a result, we reflected the accretion of the valuation allowance on a discrete, ratable basis into the income tax provision for the 26-weeks ended June 28, 2014.

The valuation allowance against the net deferred tax assets was $232 million at December 27, 2014. The deferred tax assets related to federal and state net operating losses increased $62 million during the 26-weeks ended June 27, 2015, which resulted in a $294 million total valuation allowance at June 27, 2015. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the 26-weeks ended June 27, 2015 and June 28, 2014 of 34% and 28%, respectively varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 26-weeks ended June 27, 2015 and June 28, 2014, the valuation allowance increased $62 million and $48 million, respectively, as a result of a change in deferred tax assets (net operating losses) not covered by future reversals of deferred tax liabilities.

US Foods is a member of USF Holding’s consolidated group, and as a result the Company’s operations are included in the consolidated income tax return of USF Holding. The Company computed the components of its tax provision under the “separate return” approach. Under this approach, the Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities as if the Company were a separate taxpayer rather than a member of USF Holding’s consolidated group.

Based on the “separate return” approach, the Company has computed federal and state net operating losses (“NOL”) for the quarter ended June 27, 2015, resulting in an income tax benefit and a deferred tax asset attributable to the NOL. The Company has determined that the NOL will not be realized; therefore, a valuation allowance has been recorded to offset the deferred tax asset and the income tax benefit attributable to the NOL as described above.

Under the “separate return” approach, the Company had gross federal and state NOL carryforwards of approximately $380 million and $2.1 billion, respectively as of June 27, 2015. These NOLs do not reflect the tax position of the USF Holding consolidated tax return. USF Holding estimates to generate federal taxable income on its consolidated return in the amount of $286 million for its fiscal year 2015, which is solely caused by the $300 million merger termination fee received from Sysco. Therefore, USF Holding will utilize NOLs available at the consolidated level to offset its regular tax liability. These NOLs were generated by US Foods. Despite the use of NOLs, USF Holding will be subject to federal Alternative Minimum Tax (“AMT”) and state income tax expense for its fiscal year 2015, which are estimated at $5.5 million and $1.8 million, respectively.

USF Holding’s federal and state income taxes incurred are paid by the Company and settled with USF Holding pursuant to a tax sharing agreement. The agreement further states that the Company shall pay on behalf of USF Holding the federal and state return taxes. If the consolidated federal and state return taxes for USF Holding exceed the federal and state taxes calculated for the Company as a separate filing group, USF Holding is required to make a payment to the Company equal to such excess. Likewise, if the federal and state taxes calculated at the separate return level for the Company exceed the consolidated taxes, the Company is required to make payment to USF Holding equal to such excess. As the tax sharing agreement does not commit USF Holding to compensate the Company for the use of its NOLs nor does USF Holding currently intend to compensate the Company for the NOLs used, the Company has not recorded an intercompany receivable for these NOLs. US Foods has recorded an intercompany receivable totaling $7.3 million for the AMT and state income taxes USF Holding is estimating for the 2015 consolidated income tax returns, since US Foods will pay this on behalf of USF Holding per its tax sharing agreement.

Net Loss

Our Net loss was $120 million in fiscal 2015 as compared with a Net loss of $84 million in fiscal 2014. The increase in Net loss was primarily due to the factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment. Our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements.

Indebtedness

We are highly leveraged, with significant scheduled debt maturities during the next five years. A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing costs of operations, working capital and capital expenditures. As of June 27, 2015, we had $4,757 million in aggregate indebtedness outstanding. Our primary financing sources for working capital and capital expenditures are our asset-based senior secured revolving loan ABL Facility (the “ABL Facility”) and our accounts receivable financing facility (the “2012 ABS Facility”). We had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $895 million (of which $796 million was available based on our borrowing base), all of which was secured.

The ABL Facility provides for loans of up to $1,100 million, with its capacity limited by borrowing base calculations. As of June 27, 2015, we had no outstanding borrowings, but had issued letters of credit totaling $369 million under the ABL Facility. There was available capacity on the ABL Facility of $731 million at June 27, 2015, based on the borrowing base calculation.

Under the 2012 ABS Facility, we and certain of our subsidiaries sell, on a revolving basis, our eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary. This subsidiary, in turn, grants to the administrative agent for the benefit of the lenders a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). See Note 4—Accounts Receivable Financing Program in the Notes to the Unaudited Consolidated Financial Statements, for a further description of this program. The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $636 million at June 27, 2015. At our option, we can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity under the 2012 ABS Facility of $65 million at June 27, 2015, based on the borrowing base calculation.

We have $1,348 million of Senior Notes outstanding as of June 27, 2015. On December 19, 2013, the Senior Note Indenture was amended so that the Acquisition would not constitute a “Change of Control” under the terms of the Senior Note Indenture. This was authorized through the consent of the holders of our Senior Notes. Upon the termination of the Merger Agreement, the Senior Note Indenture reverted to its original terms. Due to the termination of the Merger Agreement on June 26, 2015 (see Note 1 — Overview and Basis of Presentation, Terminated Acquisition by Sysco in the Notes to the Unaudited Consolidated Financial Statements) the Senior Notes Indenture reverted to its original terms.

As of June 27, 2015, we had $205 million of obligations under capital leases for transportation equipment and building leases. We expect to enter into $100 million of fleet capital lease obligations during 2015, of which $29 million was incurred through June 27, 2015.

On June 19, 2015, our ABL Facility was amended whereby the maturity date was extended one year to May 11, 2017. Our 2012 ABS Facility, with aggregate borrowings of $636 million at June 27, 2015, matures on August 5, 2016. We intend to restructure or refinance our 2012 ABS Facility on or before August 5, 2016. Our remaining debt facilities mature at various dates, including $500 million in 2017 and $3.4 billion in 2019. As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of our indebtedness, see Note 10—Debt in the Notes to the Unaudited Consolidated Financial Statements.

We believe that the combination of cash generated from operations together with availability under our debt agreements and other financing arrangements will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs, and capital expenditure requirements for the next 12 months. Our future financial and operating performance, ability to service or refinance our debt, and ability to comply with covenants and restrictions contained in our debt agreements will be subject to: (1) future economic conditions, (2) the financial health of our customers and suppliers, and (3) financial, business and other factors, many of which are beyond our control.

Every quarter, we review rating agency changes for all of the lenders that have a continuing obligation to provide us with funding. We are not aware of any facts that indicate our lender banks will not be able to comply with the contractual terms of their agreements with us. We continue to monitor the credit markets and the strength of our lender counterparties.

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

Our credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. Certain debt agreements also contain various and customary events of default with respect to the loans. Those include, without limitation, the failure to pay interest or principal when this is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding—plus unpaid interest and other amounts owed—may be declared immediately due and payable to the lenders. If this happened, we would be forced to seek new financing that may not be as favorable as our current facilities. Our ability to refinance indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness—which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness—depends on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of June 27, 2015, we were in compliance with all of our debt agreements.

Cash Flows

For the periods presented, the following table presents condensed highlights from the cash flow statements:

	26-Weeks Ended
	June 27, 2015	June 28, 2014
	(in millions)
Net loss	$(120)	$(84)
Changes in operating assets and liabilities	132	86
Other adjustments	253	245

Net cash provided by operating activities	265	247

Net cash used in investing activities	(127)	(66)

Net cash used in financing activities	(9)	(44)

Net increase in cash and cash equivalents	129	137
Cash and cash equivalents, beginning of period	344	180

Cash and cash equivalents, end of period	$473	$317

Operating Activities

Cash flows provided by operating activities were $265 million and $247 million for the 26-week periods ended June 27, 2015 and June 28, 2014, respectively. Cash flows provided by operating activities increased $18 million in 2015 from 2014. A decrease in Accounts receivable and an increase in accrued expenses and other liabilities were partially offset by an increase in Inventories and lower Operating income.

Cash flows provided by operating activities in 2015 were favorably affected by changes in operating assets and liabilities—including increases in Accounts payable and accrued expenses and other liabilities — but were partially offset by increases in Accounts receivable and Inventories. Cash flows provided by operating activities in 2014 were favorably affected by changes in operating assets and liabilities—including a decrease in Inventories and an increase in Accounts payable— but were partially offset an increase in Accounts receivable and a decrease in accrued expenses and other current liabilities.

Investing Activities

Cash flows used in investing activities for the 26-week period ended June 27, 2015 included purchases of property and equipment of $111 million, Proceeds from sales of property and equipment of $2 million and $3 million of Insurance recoveries related to property and equipment of a distribution facility damaged by a tornado. We also purchased $21 million of self-funded industrial revenue bonds (see Financing Activities for offsetting cash inflow) as further discussed in Note 10-Debt in the Notes to the Unaudited Consolidated Financial Statements.

Last year’s cash flows used in investing activities included purchases of property and equipment of $75 million, and Proceeds from sales of property and equipment of $7 million and $2 million of insurance recoveries related to property and equipment of a distribution facility damaged by a tornado.

Capital expenditures in 2015 and 2014 included fleet replacement and investments in information technology to improve our business, as well as new construction or expansion of distribution facilities.

Additionally, we entered into $29 million and $90 million of capital lease obligations during the 26-week periods ended June 28, 2015 and June 27, 2014, respectively. The 2015 capital lease obligations were for fleet replacement. The 2014 capital lease obligations included $63 million for fleet replacement and $27 million for a distribution facility addition.

We expect cash capital expenditures in 2015 to be approximately $200 million. The expenditures will focus on information technology, warehouse equipment and new construction or expansion of distribution facilities. We expect to also enter into approximately $100 million of fleet capital leases in 2015. We expect to fund our 2015 capital expenditures with available cash or cash generated from operations.

Financing Activities

Cash flows used in financing activities of $9 million for the 26-week period ended June 27, 2015 included $24 million of payments on debt and capital leases, including $2 million of Senior Notes repurchased from entities affiliated with one of our Sponsors. We paid $1 million of lender fees and third party costs related to the amendment our ABL Facility. Additionally, we repurchased $2 million of our parent company common stock.

In January 2015, we entered into a self funded industrial revenue bond agreement providing for the issuance of a maximum of $40 million in Taxable Demand Revenue Bonds (the “TRB’s”) that provide certain tax incentives related to the construction of a new distribution facility. As of June 27, 2015, we borrowed $21 million of the TRB’s. See Investing Activities above for offsetting cash out flow.

For the same time in 2014, cash flows used by financing activities of $44 million resulted from $20 million of net payments on our ABL Facility and $24 million of scheduled payments on other debt facilities and capital lease obligations.

Retirement Plans

We maintain several qualified retirement plans (the “Retirement Plans”) that pay benefits to certain employees at retirement, using formulas based on a participant’s years of service and compensation. We contributed $48 million and $24 million to the Retirement Plans in the 26-week periods ended June 27, 2015 and June 28, 2014, respectively. We expect to make $49 million total contributions to the Retirement Plans in fiscal year 2015.

In the fiscal third quarter of 2015, we approved a plan to freeze non-union participants’ benefits of a Company sponsored defined benefit plan. The plan calls for a freeze effective September 30, 2015. We estimate that the impact will result in a reduction in our benefit obligation included in Other long term liabilities of approximately $80 million with a corresponding decrease to Accumulated other comprehensive loss. While no material curtailment gain or loss is expected, the impact of this curtailment is subject to asset values and discount rates to be finalized as of the September 30, 2015 re-measurement date.

We also contribute to various multiemployer benefit plans under collective bargaining agreements. We contributed $17 million and $16 million during 2015 and 2014, respectively. At June 27, 2015, we had $48 million of multiemployer pension withdrawal liabilities relating to facilities closed prior to 2015, payable in monthly installments through 2031, at effective interest rates ranging from 5.9% to 6.7%. As discussed in Note 16—Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements, we were assessed an additional $17 million multiemployer pension withdrawal liability for a facility closed in 2008. We believe we have meritorious defenses against this assessment and intend to vigorously defend ourselves against the claim. At this time, we do not believe that paying this obligation is probable and, accordingly, have recorded no related liability. However, it is reasonably possible we may ultimately be required to pay an amount up to $17 million.

Florida State Pricing Subpoena

As described in Note 16—Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements, in May 2011, the State of Florida Department of Financial Services issued a subpoena to the Company requesting a broad range of information regarding vendors, logistics/freight as well as pricing, allowances, and rebates that we obtained from the sale of products and services for the term of the contract. The subpoena focused on all pricing and rebates earned during this period relative to the Florida Department of Corrections. In 2011, we learned of two qui tam suits, filed in Florida state court, against us, one of which was filed by a former official in the Florida Department of Corrections. In April 2015, we and the State of Florida agreed in principle to a settlement under which we would pay $16 million, and the State of Florida would dismiss all complaints, including the two qui tam suits. In June 2015, the parties finalized the settlement agreement and payment was made to the Florida Department of Financial Services.

Insurance Recoveries—Tornado Loss

As described in Note 16—Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements, on April 28, 2014, a tornado damaged a distribution facility and its contents, including building improvements, equipment and inventory. In order to service customers, business from the damaged facility was reassigned to other Company distribution facilities. We have insurance coverage on the distribution facility and its contents, as well as business interruption insurance.

As of June 27, 2015, our insurance carriers have approved $30 million of losses incurred, of which $16 million was received in fiscal year 2015 and $14 million was received during fiscal year 2014. The proceeds were allocated first to recover the book value of inventory and property lost and costs incurred. The proceeds received to date were recognized as a $10 million insurance recovery gain included in Distribution, selling and administrative costs in the Unaudited Consolidated Statements of Comprehensive Income (Loss) during fiscal year 2015. We expect to reach a final settlement with our insurance carriers in 2015; the timing of and amounts of ultimate insurance recoveries is not known at this time.

Of the $16 million of insurance recoveries received in 2015, we classified $3 million related to the damaged distribution facility as Cash Flows from Investing Activities, and the remaining $13 million related to damaged inventory and business interruption costs as Cash Flows from Operating Activities in our Unaudited Consolidated Statements of Cash Flows.

Off-Balance Sheet Arrangements

We entered into an $80 million letter of credit to secure our obligations with respect to certain facility leases. Additionally, we entered into $279 million in letters of credit in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $10 million in letters of credit for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with GAAP. Preparing these Unaudited Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 of our 2014 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during quarter ended June 27, 2015.

Recent Accounting Pronouncements

See Note 2—Recent Accounting Pronouncements in the Notes to the Unaudited Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.

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

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of June 27, 2015, we had diesel fuel forward purchase commitments totaling $140 million through December 2016. These locked in approximately 58% of our projected diesel fuel purchase needs for the contracted periods. A 10% change in diesel prices would cause our uncommitted diesel fuel costs through December 2016 to change by approximately $15 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 16—Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

See “Risk Factors” in our 2014 Annual Report. In our 2014 Annual Report, we discuss risks and uncertainties that may adversely affect our financial performance, business or operations. In this Item 1A of Part II, we update any material changes from risk factors previously disclosed in our 2014 Annual Report. Other than related to the termination of the Merger Agreement and the Asset Purchase Agreement, there are no material changes of the risk factors previously disclosed in our 2014 Annual Report.

Item 5. Other Information

Our business and affairs are managed under the direction of the board of directors (the “Board”) of USF Holding Corp. (“USF Holding”), our parent company formed and controlled by investment funds associated with or designated by Clayton, Dubilier & Rice, Inc. (“CDR”), and Kohlberg Kravis Roberts & Co. (“KKR” and, together with CDR, the “Sponsors”). These investment funds are party to a stockholders agreement pursuant to which each of the funds has agreed to vote in favor of the other funds’ nominees to the Board. The size of the Board was increased to eight directors, six are designated by the Sponsors and one is our Chief Executive Officer.

The following changes were made to the Board effective August 6, 2015:

•	Michael M. Calbert, a KKR Designee, and Nathan K. Sleeper, CDR Designee, stepped down from the Board;

•	John C. Compton, a CDR Designee, was appointed as Chairman of the Board; and

•	Kenneth A. Giuriceo, a CDR Designee, and Vishal Patel, a KKR Designee, were appointed to the Board and both will serve on the Audit Committee.

All members of the Board are entitled to be reimbursed for reasonable out-of-pocket expenses incurred in attending all Board and other Committee meetings.

On August 6, 2015, the Compensation Committee of the Board approved a transaction bonus of $5 million to John A. Lederer, our former President and Chief Executive Officer and a current advisor to our Company and a member of the Board. Such transaction bonus is substantially similar to the transaction bonus arrangements dated February 24, 2014 and March 19, 2015 made with our Named Executive Officers, which are described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Item 6. Exhibits

Exhibit Number	Document Description

10.54	Amendment No. 4, dated as of June 19, 2015 to the ABL Credit Agreement, among US Foods, Inc., certain subsidiaries of US Foods, Inc., the several lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent, collateral agent, and issuing lender, Deutsche Bank Securities Inc., as syndication agent, and Natixis, as senior managing agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed June 24, 2015.

10.55	Agreement and Release, dated June 26, 2015, among USF Holding Corp., Sysco Corporation, Scorpion Corporation I, Inc. and Scorpion Company II, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed June 30, 2015.

10.56*§	Offer Letter, dated July 13, 2015, by and between Pietro Satriano and US Foods, Inc.

10.57*§	Second Amendment to Severance Agreement, effective July 13, 2015 by and between US Foods, Inc. and Pietro Satriano

10.58*§	Non-Solicitation and Non-Disclosure Agreement, dated July 21, 2015, by and between US Foods, Inc. and Pietro Satriano.

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Document Description

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith.
†	Furnished with this Report.
§	Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS, INC. (Registrant)

Date: August 11, 2015	By:	/s/ PIETRO SATRIANO
Pietro Satriano
President and Chief Executive Officer

Date: August 11, 2015	By:	/s/ FAREED KHAN
Fareed Khan
Chief Financial Officer