Form 10-Q
period 2015-09-26
US FOODS, INC.
filed 2015-11-09
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At November 9, 2015, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by USF Holding Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except for share data)

	September 26, 2015	December 27, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$398,410	$343,659
Accounts receivable, less allowances of $21,617 and $24,989	1,308,889	1,252,738
Vendor receivables, less allowances of $2,294 and $2,802	136,581	97,668
Inventories — net	1,151,474	1,050,898
Prepaid expenses	67,173	67,791
Deferred income taxes	9,978	—
Due from USF Holding Corp.	7,600	—
Assets held for sale	5,556	5,360
Other current assets	6,305	11,799

Total current assets	3,091,966	2,829,913
PROPERTY AND EQUIPMENT — Net	1,708,110	1,726,583
GOODWILL	3,835,477	3,835,477
OTHER INTANGIBLES — Net	492,529	602,827
DEFERRED FINANCING COSTS	19,512	26,144

OTHER ASSETS	54,627	36,170

TOTAL ASSETS	$9,202,221	$9,057,114

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$185,928	$178,912
Accounts payable	1,314,594	1,159,160
Accrued expenses and other current liabilities	467,230	435,638
Current portion of long-term debt	60,377	51,877

Total current liabilities	2,028,129	1,825,587
LONG-TERM DEBT	4,676,576	4,696,273
DEFERRED TAX LIABILITIES	471,583	420,319
OTHER LONG-TERM LIABILITIES	372,955	450,219

Total liabilities	7,549,243	7,392,398

COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value — authorized, issued, and outstanding, 1,000 shares	1	1
Additional paid-in capital	2,340,115	2,336,528
Accumulated deficit	(597,884)	(513,772)
Accumulated other comprehensive loss	(89,254)	(158,041)

Total shareholder’s equity	1,652,978	1,664,716

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$9,202,221	$9,057,114

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
NET SALES	$5,796,066	$5,911,490	$17,192,251	$17,266,069
COST OF GOODS SOLD	4,782,971	4,950,661	14,257,407	14,446,306

Gross profit	1,013,095	960,829	2,934,844	2,819,763
OPERATING EXPENSES:
Distribution, selling and administrative costs	910,740	903,618	2,728,102	2,681,216
Restructuring and asset impairment charges (credits)	29,104	22	81,697	(80)

Total operating expenses	939,844	903,640	2,809,799	2,681,136

OPERATING INCOME	73,251	57,189	125,045	138,627
INTEREST EXPENSE – Net	70,027	71,432	210,921	218,236

Income (loss) before income taxes	3,224	(14,243)	(85,876)	(79,609)
INCOME TAX (BENEFIT) PROVISION	(32,456)	22,628	(1,764)	41,151

NET INCOME (LOSS)	35,680	(36,871)	(84,112)	(120,760)
OTHER COMPREHENSIVE INCOME (LOSS) – Net of tax:
Changes in retirement benefit obligations, net of income tax	63,649	(172)	68,787	1,869

COMPREHENSIVE INCOME (LOSS)	$99,329	$(37,043)	$(15,325)	$(118,891)

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	39-Weeks Ended
	September 26, 2015	September 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,112)	$(120,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	298,701	310,058
Gain on disposal of property and equipment—net	(1,455)	(6,009)
Asset impairment charges	6,293	1,580
Amortization of deferred financing costs	10,325	13,547
Amortization of Senior Notes issue premium	(2,497)	(2,497)
Insurance proceeds	22,150	—
Insurance recovery gain	(20,083)	—
Deferred tax (benefit) provision	(2,403)	40,755
Share-based compensation expense	7,888	9,173
Provision for doubtful accounts	7,152	13,035
Changes in operating assets and liabilities:
Increase in receivables	(102,217)	(187,254)
(Increase) decrease in inventories	(100,576)	33,271
Increase in prepaid expenses and other assets	(5,464)	(1,208)
Increase in accounts payable and bank checks outstanding	183,671	241,946
Increase (decrease) in accrued expenses and other liabilities	68,247	(42,106)

Net cash provided by operating activities	285,620	303,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	3,438	19,600
Purchases of property and equipment	(142,422)	(105,497)
Insurance proceeds related to property and equipment	2,771	4,000
Purchase of industrial revenue bonds	(21,914)	—

Net cash used in investing activities	(158,127)	(81,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	21,914	898,450
Principal payments on debt and capital leases	(89,704)	(954,157)
Payment for debt financing costs and fees	(651)	(421)
Proceeds from parent company common stock sales	500	197
Parent company common stock repurchased	(4,801)	(603)

Net cash used in financing activities	(72,742)	(56,534)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,751	165,100
CASH AND CASH EQUIVALENTS—Beginning of period	343,659	179,744

CASH AND CASH EQUIVALENTS—End of period	$398,410	$344,844

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$234,631	$238,900
Income taxes paid (refunded)—net	5,181	(14)
Property and equipment purchases included in accounts payable	5,399	12,935
Capital lease additions	57,619	96,730
Receivable for insurance recoveries related to property and equipment	—	1,209

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	OVERVIEW AND BASIS OF PRESENTATION

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

On February 2, 2015, USF Holding, US Foods and certain of its subsidiaries, and Sysco entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Performance Food Group, Inc. (“PFG”), through which PFG agreed to purchase, subject to the terms and conditions of the Asset Purchase Agreement, 11 US Foods distribution centers and related assets and liabilities, in connection with–and subject to–the closing of the Acquisition.

On February 19, 2015, the U.S. Federal Trade Commission (the “FTC”) voted by a margin of 3-2 to seek to block the proposed Acquisition by filing a federal district court action in the District of Columbia for a preliminary injunction. The preliminary injunctive hearing in federal district court commenced on May 5, 2015, and on June 23, 2015 the federal district court granted the FTC’s request for a preliminary injunction to block the proposed Acquisition.

On June 26, 2015, USF Holding, Sysco, Merger Sub One and Merger Sub Two entered into an agreement to terminate the Merger Agreement. Upon the termination of the Merger Agreement, the Asset Purchase Agreement automatically terminated and the indenture (the “Senior Notes Indenture”) with respect to the 8.5% unsecured Senior Notes due June 30, 2019 (the “Senior Notes”) reverted to its prior form as if the amendments that modified certain definitions in such indenture had never become operative. Sysco paid a termination fee of $300 million to USF Holding in connection with the termination of the Merger Agreement. The Company paid a termination fee of $12.5 million to PFG pursuant to the terms of the Asset Purchase Agreement.

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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and disclosures required by GAAP for annual financial statements. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (the “2014 Annual Report”). Certain footnote disclosures included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

The Consolidated Financial Statements have been prepared by the Company, without audit, with the exception of the December 27, 2014 Consolidated Balance Sheet which was included in the 2014 Annual Report. The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The unaudited Consolidated Financial Statements reflect all adjustments which are of a normal and recurring nature that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that might be achieved for the full year.

Public Filer Status—During the fiscal second quarter of 2013, the Company completed the registration of $1,350 million aggregate principal amount of the Senior Notes and became subject to rules and regulations of the SEC, including periodic and current reporting requirements under the Securities Exchange Act of 1934, as amended. The Company did not receive any proceeds from the registration of the Senior Notes. The Company files periodic reports as a voluntary filer pursuant to contractual obligations in the Senior Notes Indenture.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU permits entities to present debt issuance costs as an asset and subsequently amortize them ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance was effective upon issuance. The Company presents debt issuance costs related to its line-of-credit arrangements as an asset and amortizes them ratably over the term of the related facilities. Accordingly, the adoption of this guidance in the fiscal third quarter of 2015 had no impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU amends the FASB’s Accounting Standards Codification Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software to provide customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The ASU cites “software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements” as examples of cloud computing arrangements. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance in the fiscal third quarter of 2015 had no impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-04, Compensation —Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. This ASU gives an employer whose fiscal year-end does not coincide with a calendar month-end —e.g., an entity that has a 52-week or 53-week fiscal year— the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance in connection with the remeasurement and curtailment accounting in the fiscal third quarter of 2015 did not materially affect the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2015, with early adoption permitted. The Company is currently reviewing the provisions of this ASU.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will be introduced into the FASB’s Accounting Standards Codification as Topic 606. Topic 606 replaces Topic 605, the previous revenue recognition guidance. The new standard core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration—that is, payment—to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The new standard will be effective for the Company in the fiscal first quarter of 2018, with early adoption permitted in the fiscal first quarter of 2017. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact of this ASU and has not yet selected an implementation approach.

3.	INVENTORIES

The Company’s inventories—consisting mainly of food and other foodservice-related products—are considered finished goods. Inventory costs include the purchase price of the product and freight charges to deliver it to the Company’s warehouses, and are net of certain cash or non-cash vendor considerations. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. At September 26, 2015, and December 27, 2014, the LIFO balance sheet reserves were $166 million and $208 million, respectively. As a result of net changes in LIFO reserves, Cost of goods sold decreased $20 million and increased $21 million for the 13-weeks ended September 26, 2015 and September 27, 2014, respectively, and decreased $42 million and increased $69 million for the 39-weeks ended September 26, 2015 and September 27, 2014, respectively.

4.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing program and the related financing facility (the “2012 ABS Facility”), the Company sells—on a revolving basis—its eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders —as defined in the 2012 ABS Facility. The Company consolidates the Receivables Company and, consequently, the sale of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s unaudited Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral or, in lieu of providing cash collateral, it can pay down its borrowings on the 2012 ABS Facility to cover the shortfall. Due to sufficient eligible receivables available as collateral, no cash collateral was held at September 26, 2015 or December 27, 2014. Included in the Company’s Accounts receivable balance as of September 26, 2015 and December 27, 2014 was $994 million and $941 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 10—Debt for a further description of the 2012 ABS Facility.

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

The change in Assets held for sale for the 39-weeks ended September 26, 2015 was as follows (in thousands):

Balance at December 27, 2014	$5,360
Transfers in	2,281
Asset impairment charges	(1,118)
Assets sold	(967)

Balance at September 26, 2015	$5,556

During fiscal third quarter of 2015, the Company closed its Lakeland, Florida distribution facility and reclassified it to Assets held for sale. During the fiscal first quarter of 2015, certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in an asset impairment charge of $1 million. See Note 8—Fair Value Measurements. Two facilities classified as Assets held for sale were sold during fiscal year 2015 for proceeds of $2 million.

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the respective leases or the estimated useful lives of the assets. At September 26, 2015 and December 27, 2014, Property and equipment-net included accumulated depreciation of $1,476 million and $1,313 million, respectively. Depreciation expense was $66 million and $67 million for the 13-weeks ended September 26, 2015 and September 27, 2014, respectively, and $189 million and $197 million for the 39-weeks ended September 26, 2015 and September 27, 2014, respectively. Due to the termination of the Merger Agreement, in the fiscal second quarter of 2015, the Company incurred an asset impairment charge of $5 million to write off technology related integration assets.

7.	GOODWILL AND OTHER INTANGIBLES

Goodwill and Other intangible assets include the cost of acquired businesses in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include customer relationships, noncompete agreements, the brand names and trademarks comprising the Company’s portfolio of exclusive brands and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization.

Customer relationship intangible assets have definite lives and are carried at the acquired fair value less accumulated amortization. Customer relationship intangible assets are amortized over the estimated useful lives—four to ten years. Amortization expense was $36 million and $38 million for the 13-weeks ended September 26, 2015 and September 27, 2014, respectively, and $110 million and $113 million for the 39-weeks ended September 26, 2015 and September 27, 2014, respectively.

Goodwill and Other intangibles, net, consisted of the following (in thousands):

	September 26, 2015	December 27, 2014
Goodwill	$3,835,477	$3,835,477

Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$1,352,720	$1,376,094
Accumulated amortization	(1,113,484)	(1,026,680)

Net carrying value	239,236	349,414

Noncompete agreement—amortizable:
Gross carrying amount	800	800
Accumulated amortization	(307)	(187)

Net carrying value	493	613

Brand names and trademarks—not amortizing	252,800	252,800

Total Other intangibles—net	$492,529	$602,827

The 2015 decrease in the Gross carrying amount of customer relationships is attributable to the write-off of fully amortized Customer relationships intangible assets.

As required, the Company assesses Goodwill and intangible assets with indefinite lives for impairment annually, or more frequently, if events occur that indicate an asset may be impaired. For Goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment at the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All Goodwill is assigned to the consolidated Company as the reporting unit.

The Company completed its most recent annual impairment assessment for Goodwill and indefinite-lived intangible assets as of June 28, 2015—the first day of the fiscal third quarter of 2015—with no impairments noted.

For Goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 18—Business Segment Information. The Company’s assessment for impairment of goodwill utilized a combination of discounted cash flow analysis, comparative market multiples, and comparative market transaction multiples, and were weighted 50%, 35% and 15% respectively, to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value of the reporting unit exceeds its fair value, the Company must then perform a comparison of the implied fair value of Goodwill with its carrying value. If the carrying value of the Goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon the Company’s fiscal 2015 annual Goodwill impairment analysis, the Company concluded the fair value of its reporting unit exceeded its carrying value.

The Company’s fair value estimates of the Brand names and trademarks indefinite-lived intangible assets are based on a relief from royalty method. The fair value of these intangible assets is determined for comparison to the corresponding carrying value. If the carrying value of these assets exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based upon the Company’s fiscal 2015 annual impairment analysis, the Company concluded the fair value of the Company’s Brand names and trademarks exceeded its carrying value.

Due to the many variables inherent in estimating fair value and the relative size of the recorded indefinite-lived intangible assets, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

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

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 26, 2015 and December 27, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$287,100	$—	$—	$287,100

Balance at September 26, 2015	$287,100	$—	$—	$287,100

Recurring fair value measurements:
Money market funds	$231,600	$—	$—	$231,600

Balance at December 27, 2014	$231,600	$—	$—	$231,600

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$2,600	$2,600

Balance at September 26, 2015	$—	$—	$2,600	$2,600

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$4,800	$4,800

Balance at December 27, 2014	$—	$—	$4,800	$4,800

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with an original maturity of three or fewer months. They are valued using quoted market prices in active markets.

Nonrecurring Fair Value Measurements

Assets Held for Sale

The Company is required to record Assets held for sale at the lesser of the carrying amount or estimated fair value less cost to sell. Certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in asset impairment charges of $1 million and $2 million during the 39-weeks ended September 26, 2015 and September 27, 2014, respectively. Fair value was estimated by the Company based on information received from real estate brokers.

The amounts included in the tables above, classified under Level 3 within the fair value hierarchy, represent the estimated fair values of those Assets held for sale that became the new carrying amounts at the time the impairments were recorded.

Other Fair Value Measurements

The carrying value of cash, restricted cash, Accounts receivable, Bank checks outstanding, Accounts payable and accrued expenses approximate their fair values due to their short-term maturities. The carrying value of the self-funded industrial revenue bonds and the corresponding long-term liability approximate their fair values. See Note 10—Debt, for a further description of the industrial revenue bonds.

Excluding the above noted industrial bonds, the fair value of the Company’s total debt approximated $4.8 billion at September 26, 2015 and December 27, 2014, as compared to its aggregate carrying value of $4.7 billion as of September 26, 2015 and December 27, 2014, respectively. At September 26, 2015 and December 27, 2014, the fair value, estimated at $1.4 billion, of the Senior Notes was classified under Level 2 of the fair value hierarchy, with fair valued based upon the closing market price at the end of the reporting period. The fair value of the balance of the Company’s debt is classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk. See Note 10—Debt for further description of the Company’s debt.

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

Despite ongoing efforts, the Company was unable to obtain the information necessary to include the accounts and activities of the investment trust in its unaudited Consolidated Financial Statements. As such, the Company opted to invoke the scope exception available under VIE accounting guidance and will not consolidate the VIE. Since the Company was not be able to consolidate the investment trust under VIE guidance, applicable lease guidance was applied to the transaction itself. The Company concluded that the sublease and purchase agreements, together, qualify for capital lease treatment. Accordingly at September 26, 2015, a capital asset and related lease and purchase obligation totaling $27 million and $22 million, respectively, are recorded in the Company’s unaudited Consolidated Balance Sheet. The Company depreciates the asset balance over its estimated useful life and reduces the capital lease and purchase obligation as payments are made.

10.	DEBT

The Company’s debt consisted of the following (in thousands):

	Contractual Maturity	Interest Rate at September 26, 2015	Outstanding Principal at September 26, 2015	Outstanding Principal at December 27, 2014
Debt Description
ABL Facility	December 31, 2018	—	$—	$—
2012 ABS Facility	September 30, 2018	1.28%	586,000	636,000
Amended 2011 Term Loan	March 31, 2019	4.50	2,058,000	2,073,750
Senior Notes	June 30, 2019	8.50	1,348,276	1,350,000
CMBS Fixed Facility	August 1, 2017	6.38	472,391	472,391
Obligations under capital leases	2018–2025	3.14 - 6.18	226,609	189,232
Other debt	2018–2031	5.75 - 9.00	33,192	11,795

Total debt			4,724,468	4,733,168
Add: Unamortized premium			12,485	14,982
Less: Current portion of long-term debt			(60,377)	(51,877)

Long-term debt			$4,676,576	$4,696,273

At September 26, 2015, $2,080 million of the Total debt was at a fixed rate.

Revolving Credit Agreement

The Company’s asset backed senior secured revolving loan facility (the “ABL Facility”) provides for loans up to $1,100 million, with its capacity limited by borrowing base calculations. As of September 26, 2015, the ABL Facility consists of two tranches: ABL Tranche A-1 provided for loans up to $75 million, and ABL Tranche A provided for loans in excess of $75 million up to $1,025 million. As of September 26, 2015, the Company had no outstanding borrowings, but had issued letters of credit totaling $387 million under the ABL Facility. Outstanding letters of credit included: (1) $78 million issued to secure the Company’s obligations related to certain facility leases, (2) $298 million issued in favor of certain commercial insurers securing the Company’s obligations related to its self-insurance program, and (3) $11 million for other obligations of the Company. There was available capacity on the ABL Facility of $713 million at September 26, 2015. As of September 26, 2015, on Tranche A-1 borrowings, the Company can periodically elect to pay interest at Prime plus 1.75% or the London Inter Bank Offered Rate (“LIBOR”) plus 2.75%. On Tranche A borrowings, the Company can periodically elect to pay interest at Prime plus 0.50% or LIBOR plus 1.50%. The ABL Facility also carries letter of credit fees of 1.50% and an unused commitment fee of 0.25%.

On June 19, 2015, the ABL Facility was amended whereby the maturity date was extended one year to May 11, 2017 and the interest rate on outstanding borrowings and letter of credit fees were each reduced 50 basis points. The Company incurred $0.7 million of lender fees and third party costs related to the ABL Facility amendment.

As discussed in Note 19—Subsequent Events, on October 20, 2015, the ABL Facility was again amended. The maximum borrowing available was increased $200 million to $1,300 million – ABL Tranche A-1 increased from $75 million to $100 million, and the maximum borrowing available under the ABL Tranche A increased $175 million to $1,200 million. Additionally, under this amendment, the interest rate on outstanding borrowings and letter of credit fees was reduced by 25 basis points. The maturity date was extended from May 11, 2017 to the earlier of (1) October 20, 2020, the amended ABL Facility maturity date; (2) April 1, 2019 if the Company’s Senior Notes have more than $300 million of principal outstanding at that date and the maturity date of the Senior Notes has not been extended to later than October 20, 2020; or (3) December 31, 2018 if the Company’s senior secured term loan (the “Amended 2011 Term Loan”) has more than $300 million of principal outstanding at that date and the maturity date of the Amended 2011 Term Loan has not been extended to later than October 20, 2020. The Company incurred $2 million of lender fees and third party costs related to this ABL Facility amendment, which will be capitalized as Deferred financing fees and amortized to the ABL Facility maturity date.

Accounts Receivable Financing Facility

Under the 2012 ABS Facility, the Company sells—on a revolving basis—its eligible receivables to the Receivables Company. The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders as defined in the 2012 ABS Facility.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $586 million and $636 million at September 26, 2015 and December 27, 2014, respectively. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $141 million at September 26, 2015 based on eligible receivables as collateral. The portion of the 2012 ABS Facility held by the lenders who fund the 2012 ABS Facility with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper, plus 1.00%, and an unused commitment fee of 0.35%. The portion of the 2012 ABS Facility held by lenders that do not fund the 2012 ABS Facility with commercial paper bears interest at LIBOR plus 1.00%, and an unused commitment fee of 0.35%. See Note 4—Accounts Receivable Financing Program.

As discussed in Note 19—Subsequent Events, on October 19, 2015, the 2012 ABS Facility was amended whereby the maturity date was extended from August 5, 2016 to September 30, 2018. There were no other significant changes to the 2012 ABS Facility. The Company incurred $1 million of lender fees and third party costs related to the 2012 ABS Facility amendment. Due to the amendment, borrowings outstanding under the 2012 ABS Facility are classified as Long-term debt in the Company’s unaudited Consolidated Balance Sheet at September 26, 2015.

Term Loan Agreement

The Company’s Amended 2011 Term Loan, with outstanding borrowings of $2,058 million at September 26, 2015, bears interest equal to Prime plus 2.50%, or LIBOR plus 3.50%, with a LIBOR floor of 1.00%, based on a periodic election of the interest rate by the Company. Principal repayments of $5 million are payable quarterly with the balance at maturity. The Amended 2011 Term Loan may require mandatory repayments if certain assets are sold, or based on excess cash flow generated by the Company, as defined in the debt agreement. The interest rate for all borrowings on the Amended 2011 Term Loan was 4.50%—the LIBOR floor of 1.00% plus 3.50%— at September 26, 2015. At September 26, 2015, entities affiliated with KKR held $236 million of the Company’s Amended 2011 Term Loan debt. See Note 12 – Related Party Transactions.

Senior Notes

The Senior Notes, with outstanding principal of $1,348 million at September 26, 2015, bear interest at 8.50%. There was unamortized issue premium costs associated with the Senior Notes issuances of $12 million at September 26, 2015. The premium is amortized as a decrease to Interest expense-net over the remaining life of the debt facility. In February 2015, the Company repurchased all of the Senior Notes held by the entities affiliated with KKR, as further discussed in Note 12—Related Party Transactions.

CMBS Fixed Facility

The CMBS Fixed Facility provides financing of $472 million and is currently secured by mortgages on 34 properties, consisting of distribution facilities. The CMBS Fixed Facility bears interest at 6.38%. Security deposits and escrow amounts related to certain properties collateralizing the CMBS Fixed Facility of $6 million at September 26, 2015 and December 27, 2014 are included in the Company’s unaudited Consolidated Balance Sheets in Other assets.

Other Debt

Obligations under capital leases consist of amounts due for transportation equipment and building leases.

Other debt of $33 million and $12 million at September 26, 2015 and December 27, 2014, respectively, consists primarily of various state industrial revenue bonds.

To obtain certain tax incentives related to the construction of a new distribution facility, in January 2015, the Company and a wholly owned subsidiary entered into an industrial revenue bond agreement with a state for the issuance of a maximum of $40 million in Taxable Demand Revenue Bonds (the “TRB’s”). The TRB’s are self-funded as the Company’s wholly owned subsidiary purchases the TRB’s, and the state loans the proceeds back to the Company. The TRB’s, which mature January 1, 2030, can be prepaid without penalty one year after issuance. Interest on the TRB’s and the loan is 6.25%. At September 26, 2015, $22 million has been drawn on TRBs and recorded as a $22 million long-term asset and a corresponding long-term liability in the Company’s unaudited Consolidated Balance Sheet.

Security Interests

Substantially all of the Company’s assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventories, and tractors and trailers owned by the Company. The CMBS Fixed Facility is collateralized by mortgages on 34 related properties. The Company’s obligations under the Amended 2011 Term Loan are secured by all of the capital stock of its subsidiaries, each of the direct and indirect wholly owned domestic subsidiaries—as defined in the agreements—and are secured by substantially all assets of the

Company and its subsidiaries not pledged under the 2012 ABS Facility or the CMBS Fixed Facility. The Amended 2011 Term Loan has priority over certain collateral securing the ABL Facility, and it has second priority to collateral securing the ABL Facility. As of September 26, 2015, nine properties remain in a special purpose, bankruptcy remote subsidiary, and are not pledged as collateral under any of the Company’s debt agreements.

Restrictive Covenants

The Company’s credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict the Company’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. Certain debt agreements also contain various and customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding—together with all accrued unpaid interest and other amounts owed—may be declared immediately due and payable by the lenders. Were such an event to occur, the Company would be forced to seek new financing that may not be on as favorable terms as its current facilities. The Company’s ability to refinance its indebtedness on favorable terms—or at all—is directly affected by the current economic and financial conditions. In addition, the Company’s ability to incur secured indebtedness (which may enable it to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of its assets. This, in turn, relies on the strength of its cash flows, results of operations, economic and market conditions and other factors.

11.	RESTRUCTURING LIABILITIES

The following table summarizes the changes in the restructuring liabilities for the 39-weeks ended September 26, 2015 (in thousands):

	Severance and Related Costs	Facility Closing Costs	Total
Balance at December 27, 2014	$56,450	$431	$56,881
Current period charges	80,543	—	80,543
Change in estimate	—	36	36
Payments and usage—net of accretion	(5,333)	(224)	(5,557)

Balance at September 26, 2015	$131,660	$243	$131,903

During the fiscal third quarter of 2015, the Company announced its plan to streamline its field operational model that is intended to make the operations more effective. The Company anticipates the reorganization will be completed in fiscal year 2016. An initial restructuring charge of $29 million was recorded in the fiscal third quarter of 2015 and consisted primarily of employee separation related costs.

During the fiscal third quarter of 2015, the Company completed the closing of its Lakeland, Florida distribution facility, resulting in a restructuring charge of approximately $1 million for severance costs. Its business activities were transferred to other Company distribution facilities.

During the fiscal second quarter of 2015, the Company announced its tentative decision to close the Baltimore, Maryland distribution facility. The Company is currently engaged in discussions with unions representing certain employees regarding this tentative decision. A final decision regarding the Baltimore facility will be made once negotiations with the unions are concluded. In anticipation of a potential closure of the Baltimore facility, the Company accrued a restructuring charge estimated at $51 million, including $46 million of estimated multiemployer pension withdrawal liabilities, and $5 million related to estimated employee separation related costs. The estimated multiemployer pension liability was based on the latest available information received from the respective plans’ administrator and represents an estimate for a calendar year 2014 withdrawal. Due to the lack of current information, including changes in market conditions, and funded status of the related multiemployer pension plans, the settlement of these multiemployer pension withdrawal liabilities could materially differ from this estimate.

The $132 million Severance and Related Costs balance as of September 26, 2015, also includes $47 million of multiemployer pension withdrawal liabilities relating to facilities closed prior to 2015. These are payable in monthly installments through 2031 at effective interest rates ranging from 5.90% to 6.70%.

12.	RELATED PARTY TRANSACTIONS

The Company pays a quarterly management fee to investment funds associated with or designated by the Sponsors. For each of the 13-weeks ended September 26, 2015 and September 27, 2014, the Company recorded management fees and related expenses of $3 million. For each of the 39-weeks ended September 26, 2015 and September 27, 2014, the Company recorded management fees and related expenses of $8 million. These were reported as Distribution, selling and administrative costs in the unaudited Consolidated Statements of Comprehensive Income (Loss).

During the fiscal third quarter of 2015, the Company received financial advisory and management services from an affiliate of one of the Sponsors and incurred fees of $0.3 million.

As discussed in Note 10—Debt, entities affiliated with the Sponsors hold various positions in certain of the Company’s debt. At September 26, 2015, entities affiliated with KKR held $236 million in aggregate principal of the Company’s debt facilities.

In February 2015, the Company repurchased all of the $2 million of Senior Notes held by the entities affiliated with KKR at market, for a cost of $2 million, including accrued interest.

The Company files a consolidated federal income tax return together with USF Holding. USF Holding’s federal and state income taxes incurred are paid by the Company and settled with USF Holding pursuant to a tax sharing agreement. The Company recorded an $8 million receivable from USF Holding related to its tax sharing agreement. See Note 15—Income Taxes.

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

The components of net pension and other postretirement benefit costs for Company sponsored plans for the periods presented were as follows (in thousands):

	13- Weeks Ended
	Pension Benefits		Other Postretirement Plans
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Service cost	$11,349	$6,830	$9	$19
Interest cost	9,716	9,324	66	80
Expected return on plan assets	(14,208)	(11,849)	—	—
Amortization of prior service cost (credit)	48	50	(16)	(84)
Amortization of net loss (gain)	2,027	574	4	(18)
Settlements	650	500	—	—

Net periodic benefit costs (credits)	$9,582	$5,429	$63	$(3)

	39-weeks Ended
	Pension Benefits		Other Postretirement Plans
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Service cost	$31,617	$20,490	$28	$59
Interest cost	30,016	27,974	198	239
Expected return on plan assets	(40,805)	(35,547)	—	—
Amortization of prior service cost (credit)	146	149	(47)	(251)
Amortization of net loss (gain)	9,053	1,721	11	(56)
Settlements	1,950	1,500	—	—

Net periodic benefit costs (credits)	$31,977	$16,287	$190	$(9)

The Company contributed $48 million and $39 million to its defined benefit and other postretirement plans during the 39-weeks ended September 26, 2015 and September 27, 2014, respectively. The Company plans to contribute a total of $49 million to its pension plans and other postretirement plans in fiscal year 2015.

On August 5, 2015, the Company announced a plan to freeze non-union participants’ benefits of a Company sponsored defined benefit pension plan effective September 30, 2015. The freeze and related plan remeasurement resulted in a reduction in the benefit obligation included in Other long term liabilities of approximately $91 million, with a corresponding decrease to Accumulated other comprehensive loss. At the remeasurement date, the plan’s net loss included in Accumulated other comprehensive loss exceeded the reduction in the plan’s benefit obligation and, accordingly, no net curtailment gain or loss was incurred. As a result of the plan freeze, actuarial gains and losses will be amortized over the average remaining life expectancy of inactive participants rather than the average remaining service lives of active participants. In regards to the settlements shown in the tables above which impact net periodic pension costs, those settlements result from lump-sum payments to former employees participating in several Company sponsored pension plans.

14.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents amounts reclassified out of Accumulated other comprehensive loss by component for the periods presented as follows (in thousands):

	13-Weeks Ended		39-weeks Ended
Accumulated Other Comprehensive Loss Components	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Defined benefit retirement plans:
Accumulated Other Comprehensive Loss beginning of period (1)	$(152,903)	$(638)	$(158,041)	$(2,679)

Reclassifications:
Amortization of prior service cost (credit)(2)(3)	32	(34)	99	(102)
Amortization of net loss (3)(4)	2,031	556	9,064	1,665
Settlements(3)(4)	650	500	1,950	1,500
Pension remeasurement and curtailment(4)	90,649	—	90,649	—

Total before income tax	93,362	1,022	101,762	3,063
Income tax provision	29,713	1,194	32,975	1,194

Current period Comprehensive Income (Loss), net of tax	63,649	(172)	68,787	1,869

Accumulated Other Comprehensive Loss end of period (1)	$(89,254)	$(810)	$(89,254)	$(810)

(1)	Amounts are presented net of tax. See Note 15—Income Taxes.
(2)	Included in the computation of Net periodic benefit costs. See Note—13 Retirement Plans.
(3)	Included in Distribution, selling and administrative costs in the unaudited Consolidated Statements of Comprehensive Income (Loss).
(4)	Due to freeze of non-union participants’ benefits of a Company sponsored defined benefit pension plan in the fiscal third quarter of 2015; also recorded as a reduction of the pension benefit obligation included in Other long-term liabilities in the Company’s unaudited Consolidated Balance Sheet. See Note—13 Retirement Plans.

15.	INCOME TAXES

The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative contribution to income by each jurisdiction.

The Company estimated its annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 39-weeks ended September 26, 2015 and September 27, 2014 for purposes of determining its year-to-date tax expense.

The valuation allowance against the net deferred tax assets was $232 million at December 27, 2014. The net deferred tax assets related to federal and state net operating losses increased $24 million during the 39-weeks ended September 26, 2015, which resulted in a $256 million total valuation allowance at September 26, 2015. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the 39-weeks ended September 26, 2015 of 2% varied from the 35% federal statutory rate primarily due to a change in the valuation allowance and deferred tax liabilities related to indefinite-lived intangibles which are generally not considered a source of support for realization of the net deferred tax asset, offset by the tax benefit recognized in continuing operations due to the year-to-date gain in Other comprehensive income associated with the non-union benefits freeze of a Company sponsored defined benefit plan. The gain in Other comprehensive income provides sufficient evidence of current period taxable income to recognize continuing operating income tax benefit to the extent of the taxable income generated by current year Other comprehensive income.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of income or loss from Other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from Other comprehensive income. In such instances, taxable income from Other comprehensive income provides sufficient support to recognize current year tax benefit created by continuing operations. The tax benefit recognized in continuing operations is limited to the lower of the tax impact from Other comprehensive income or the tax impact from continuing operations. As a consequence, the Company recognized a continuing operation income tax benefit in the 39-weeks ended September 26, 2015 in the amount of $33 million. The Other comprehensive income tax provision expense supports realization of the $33 million benefit in continuing operations for the 39-weeks ended September 26, 2015. During the 39-weeks ended September 26, 2015, the valuation allowance increased $24 million, as a result of a change in deferred tax assets associated with net operating losses and not covered by future reversals of deferred tax liabilities.

The effective tax rate for the 39-weeks ended September 27, 2014 of 52% varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 39-weeks ended September 27, 2014, the valuation allowance increased $66 million as a result of a change in deferred tax assets associated with net operating losses and not covered by future reversals of deferred tax liabilities.

The effective tax rate for the 13-weeks ended September 26, 2015 of 1007% varied from the 35% federal statutory rate primarily due to a change in the valuation allowance, the aforementioned tax benefit effects of the benefit plan freeze on continuing operations, and changes in other estimates of annual results as of the end of third quarter compared to those estimates at the end of the second quarter. The effective tax rate for the 13-weeks ended September 27, 2014 of 159% varied from the 35% federal statutory rate primarily due to a change in the valuation allowance and changes in other estimates of annual results as of the end of third quarter compared to those estimates at the end of the second quarter.

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

Under the “separate return” approach, the Company had gross federal and state NOL carryforwards of approximately $366 million and $2 billion, respectively as of September 26, 2015. These NOLs do not reflect the tax position of the USF Holding consolidated tax return. USF Holding estimates to generate federal taxable income on its consolidated return in the amount of $310 million for its fiscal year 2015, which is primarily caused by the $300 million merger termination fee received from Sysco. Therefore, USF Holding will utilize NOLs available at the consolidated level to offset its regular tax liability. These NOLs were generated by US Foods. Despite the use of NOLs, USF Holding will be subject to federal Alternative Minimum Tax (“AMT”) and state income tax expense for its fiscal year 2015, which are estimated at $5.4 million and $2.2 million, respectively.

USF Holding’s federal and state income taxes incurred are paid by the Company and settled with USF Holding pursuant to a tax sharing agreement. The agreement further states that the Company shall pay on behalf of USF Holding the federal and state return taxes. If the consolidated federal and state return taxes for USF Holding exceed the federal and state taxes calculated for the Company as a separate filing group, USF Holding is required to make a payment to the Company equal to such excess. Likewise, if the federal and state taxes calculated at the separate return level for the Company exceed the consolidated taxes, the Company is required to make a payment to USF Holding equal to such excess. As the tax sharing agreement does not commit USF Holding to compensate the Company for the use of its NOLs nor does USF Holding currently intend to compensate the Company for the NOLs used, the Company has not recorded an intercompany receivable for these NOLs. US Foods has recorded an intercompany receivable totaling $7.6 million for the AMT and state income taxes USF Holding is estimating for the 2015 consolidated income tax returns, since US Foods will pay this on behalf of USF Holding per its tax sharing agreement.

16.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business. Additionally, the Company has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products, which are not recorded in the unaudited Consolidated Balance Sheets. As of September 26, 2015, the Company’s purchase orders and purchase contracts that require a predetermined volume, all to be delivered in fiscal year 2015, were $645 million.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At September 26, 2015, the Company had diesel fuel forward purchase commitments totaling $162 million through June 2017. The Company also enters into forward purchase agreements for electricity. At September 26, 2015, the Company had electricity forward purchase commitments totaling $16 million through March 2018. The Company does not measure its forward purchase commitments for diesel fuel and electricity at fair value as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.

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

Eagan Labor Dispute–In 2008, the Company closed its Eagan, Minnesota and Fairfield, Ohio distribution centers, and recorded a liability of approximately $40 million for the related multiemployer pension withdrawal liability. In 2010, the Company received formal notice and demand for payment of a $40 million withdrawal liability, which is payable in monthly installments through November 2023. During the fiscal third quarter of 2011, the Company was assessed an additional $17 million multiemployer pension withdrawal liability for the Eagan facility, the final payment of which was made on April 1, 2015. The parties agreed to arbitrate this matter, and discovery began during the fiscal third quarter of 2012. In March 2015, the arbitrator issued an award confirming the second assessment of $17 million, after previously denying the Company’s request to reopen the first assessment. The pension fund sought enforcement of the arbitrator’s award and shortly thereafter the Company filed a counterclaim seeking to vacate the arbitrator’s award in the Federal District Court for the Northern District of Illinois. The standard of review in the district court is de novo on the legal issues because arbitration was compelled by statute and there are no factual disputes as to which the court should give deference to the arbitrator. The Company believes it has meritorious defenses against the assessment for the additional $17 million of pension withdrawal liability. The Company does not believe, at this time, that a loss from such obligation is probable and, accordingly, no liability has been recorded. However, it is reasonably possible the Company may ultimately lose the dispute related to this additional $17 million assessment.

Other Legal Proceedings– In addition to those described above, the Company and its subsidiaries are parties to a number of other legal proceedings arising from the normal course of business. These legal proceedings—whether pending, threatened or unasserted, if decided adversely to or settled by the Company—may result in liabilities material to its financial position, results of operations, or cash flows. The Company recognized provisions with respect to the proceedings where appropriate. These are reflected in the unaudited Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is the Company’s policy to expense attorney fees as incurred.

Insurance Recoveries—Tornado Loss—On April 28, 2014, a tornado damaged a distribution facility and its contents, including building improvements, equipment and inventory. Business from the damaged facility was reassigned to other Company distribution facilities until July 2015, when the new distribution facility became operational. The Company has insurance coverage on the distribution facility and its contents, as well as business interruption insurance.

As of September 26, 2015, the Company’s insurance carriers approved $40 million of losses incurred, of which $25 million was received in fiscal year 2015, $14 million was received in fiscal year 2014, and $1 million is recorded as a receivable in Other current assets as of September 26, 2015. For the 13-weeks and 26-weeks ended September 26, 2015, the Company recognized net gains of $9 million and $11 million, respectively, as a result of the insurance proceeds. The Company expects to reach a final settlement with its insurance carriers in early 2016; the timing of and amounts of ultimate insurance recoveries is not known at this time.

Of the $25 million of insurance recoveries received in 2015, the Company classified $3 million related to the damaged distribution facility as Cash Flows from Investing Activities, and the remaining $22 million related to damaged inventory and business interruption costs as Cash Flows from Operating Activities in its unaudited Consolidated Statements of Cash Flows.

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

	Condensed Consolidating Balance Sheet (Unaudited)
	September 26, 2015
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable-net	$294,570	$34,273	$980,046	$—	$1,308,889
Inventories-net	1,093,796	57,678	—	—	1,151,474
Other current assets	534,624	7,076	82,303	—	624,003
Property and equipment-net	918,533	85,712	703,865	—	1,708,110
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles-net	492,529	—	—	—	492,529
Investments in subsidiaries	1,419,767	—	—	(1,419,767)	—
Intercompany receivables	—	692,808	—	(685,208)	7,600
Other assets	45,695	11	51,633	(23,200)	74,139

Total assets	$8,634,991	$877,558	$1,817,847	$(2,128,175)	$9,202,221

Accounts payable	$1,266,875	$47,719	$—	$—	$1,314,594
Other current liabilities	690,102	20,163	3,270	—	713,535
Long-term debt	3,582,329	35,856	1,058,391	—	4,676,576
Intercompany payables	580,713	—	104,495	(685,208)	—
Other liabilities	861,994	—	5,744	(23,200)	844,538
Shareholder’s equity	1,652,978	773,820	645,947	(1,419,767)	1,652,978

Total liabilities and shareholder’s equity	$8,634,991	$877,558	$1,817,847	$(2,128,175)	$9,202,221

	Condensed Consolidating Balance Sheet (Unaudited)
	December 27, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Accounts receivable—net	$295,467	$32,047	$925,224	$—	$1,252,738
Inventories—net	995,175	55,723	—	—	1,050,898
Other current assets	441,681	7,680	76,916	—	526,277
Property and equipment—net	913,109	85,790	727,684	—	1,726,583
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles—net	602,827	—	—	—	602,827
Investments in subsidiaries	1,360,497	—	—	(1,360,497)	—
Intercompany receivables	—	647,466	—	(647,466)	—
Other assets	54,317	10	31,187	(23,200)	62,314

Total assets	$8,498,550	$828,716	$1,761,011	$(2,031,163)	$9,057,114

Accounts payable	$1,118,298	$40,862	$—	$—	$1,159,160
Other current liabilities	645,659	17,594	3,174		666,427
Long-term debt	3,557,470	30,412	1,108,391	—	4,696,273
Intercompany payables	624,413	—	23,053	(647,466)	—
Other liabilities	887,994	—	5,744	(23,200)	870,538
Shareholder’s equity	1,664,716	739,848	620,649	(1,360,497)	1,664,716

Total liabilities and shareholder’s equity	$8,498,550	$828,716	$1,761,011	$(2,031,163)	$9,057,114

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	13-Weeks Ended September 26, 2015
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,644,789	$151,277	$23,598	$(23,598)	$5,796,066
Cost of goods sold	4,664,391	118,580	—	—	4,782,971

Gross profit	980,398	32,697	23,598	(23,598)	1,013,095

Operating expenses:
Distribution, selling and administrative costs	901,278	23,606	13,887	(28,031)	910,740
Restructuring and asset impairment charges	29,104	—	—	—	29,104

Total operating expenses	930,382	23,606	13,887	(28,031)	939,844

Operating income	50,016	9,091	9,711	4,433	73,251
Interest expense - net	59,565	465	9,997	—	70,027
Other expense (income) - net	25,971	(4,433)	(25,971)	4,433	—

(Loss) income before income taxes	(35,520)	13,059	25,685	—	3,224
Income tax (benefit) provision	(40,297)	—	7,841	—	(32,456)
Equity in earnings of subsidiaries	30,903	—	—	(30,903)	—

Net income	35,680	13,059	17,844	(30,903)	35,680
Other comprehensive income	63,649	—	—	—	63,649

Comprehensive income	$99,329	$13,059	$17,844	$(30,903)	$99,329

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	13-Weeks Ended September 27, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$5,757,603	$153,887	$23,749	$(23,749)	$5,911,490
Cost of goods sold	4,827,173	123,488	—	—	4,950,661

Gross profit	930,430	30,399	23,749	(23,749)	960,829
Operating expenses:
Distribution, selling and administrative	897,438	23,991	10,935	(28,746)	903,618
Restructuring and asset impairment charges	22	—	—	—	22

Total operating expenses	897,460	23,991	10,935	(28,746)	903,640

Operating income	32,970	6,408	12,814	4,997	57,189
Interest expense—net	59,965	449	11,018	—	71,432
Other expense (income)—net	27,758	(4,997)	(27,758)	4,997	—

(Loss) income before income taxes	(54,753)	10,956	29,554	—	(14,243)
Income tax provision	14,441	—	8,187	—	22,628
Equity in earnings of subsidiaries	32,323	—	—	(32,323)	—

Net (loss) income	(36,871)	10,956	21,367	(32,323)	(36,871)
Other comprehensive loss	(172)	—	—	—	(172)

Comprehensive (loss) income	$(37,043)	$10,956	$21,367	$(32,323)	$(37,043)

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	39-Weeks Ended September 26, 2015
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$16,736,106	$456,145	$70,593	$(70,593)	$17,192,251
Cost of goods sold	13,897,870	359,537	—	—	14,257,407

Gross profit	2,838,236	96,608	70,593	(70,593)	2,934,844

Operating expenses:
Distribution, selling and administrative costs	2,699,900	71,005	41,217	(84,020)	2,728,102
Restructuring and asset impairment charges	81,697	—	—	—	81,697

Total operating expenses	2,781,597	71,005	41,217	(84,020)	2,809,799

Operating income	56,639	25,603	29,376	13,427	125,045
Interest expense - net	178,768	1,311	30,842	—	210,921
Other expense (income) - net	78,584	(13,427)	(78,584)	13,427	—

(Loss) income before income taxes	(200,713)	37,719	77,118	—	(85,876)
Income tax (benefit) provision	(25,297)	—	23,533	—	(1,764)
Equity in earnings of subsidiaries	91,304	—	—	(91,304)	—

Net (loss) income	(84,112)	37,719	53,585	(91,304)	(84,112)
Other comprehensive income	68,787	—	—	—	68,787

Comprehensive income	$(15,325)	$37,719	$53,585	$(91,304)	$(15,325)

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	39-Weeks Ended September 27, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$16,807,339	$458,730	$71,813	$(71,813)	$17,266,069
Cost of goods sold	14,080,902	365,404	—	—	14,446,306

Gross profit	2,726,437	93,326	71,813	(71,813)	2,819,763
Operating expenses:
Distribution, selling and administrative	2,659,179	71,523	36,887	(86,373)	2,681,216
Restructuring and asset impairment (credits) charges	(160)	—	80	—	(80)

Total operating expenses	2,659,019	71,523	36,967	(86,373)	2,681,136

Operating income	67,418	21,803	34,846	14,560	138,627
Interest expense—net	182,812	1,220	34,204	—	218,236
Other expense (income)—net	81,328	(14,560)	(81,328)	14,560	—

(Loss) income before income taxes	(196,722)	35,143	81,970	—	(79,609)
Income tax provision	17,565	—	23,586	—	41,151
Equity in earnings of subsidiaries	93,527	—	—	(93,527)	—

Net (loss) income	(120,760)	35,143	58,384	(93,527)	(120,760)
Other comprehensive income	1,869	—	—	—	1,869

Comprehensive (loss) income	$(118,891)	$35,143	$58,384	$(93,527)	$(118,891)

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	39-weeks Ended September 26, 2015
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$181,474	$12,370	$91,776	$285,620

Cash flows from investing activities:
Proceeds from sales of property and equipment	3,438	—	—	3,438
Purchases of property and equipment	(134,560)	(7,862)	—	(142,422)
Insurance proceeds related to property and equipment	2,771	—	—	2,771
Purchase of industrial revenue bonds	—	—	(21,914)	(21,914)

Net cash used in investing activities	(128,351)	(7,862)	(21,914)	(158,127)

Cash flows from financing activities:
Proceeds from debt borrowings	21,914	—	—	21,914
Principal payments on debt and capital leases	(34,949)	(4,755)	(50,000)	(89,704)
Payment for debt financing costs and fees	(651)	—	—	(651)
Capital contributions (distributions)	19,864	—	(19,864)	—
Proceeds from parent company common stock sales	500	—	—	500
Parent company common stock repurchased	(4,801)	—	—	(4,801)

Net cash provided by (used in) financing activities	1,877	(4,755)	(69,864)	(72,742)

Net increase (decrease) in cash and cash equivalents	55,000	(247)	(2)	54,751
Cash and cash equivalents—beginning of period	342,583	1,074	2	343,659

Cash and cash equivalents—end of period	$397,583	$827	$—	$398,410

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	39-Weeks Ended September 27, 2014
	(in thousands)
	US Foods, Inc.	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$272,905	$10,978	$19,648	$303,531

Cash flows from investing activities:
Proceeds from sales of property and equipment	7,934	—	11,666	19,600
Purchases of property and equipment	(98,631)	(6,845)	(21)	(105,497)
Insurance recovery	4,000	—	—	4,000

Net cash (used in) provided by investing activities	(86,697)	(6,845)	11,645	(81,897)

Cash flows from financing activities:
Proceeds from debt borrowings	898,410	—	40	898,450
Payment for debt financing costs	—	—	(421)	(421)
Principal payments on debt and capital leases	(950,505)	(3,612)	(40)	(954,157)
Capital contributions (distributions)	30,872	—	(30,872)	—
Proceeds from parent company common stock sales	197	—	—	197
Parent company common stock repurchased	(603)	—	—	(603)

Net cash used in financing activities	(21,629)	(3,612)	(31,293)	(56,534)

Net increase in cash and cash equivalents	164,579	521	—	165,100
Cash and cash equivalents—beginning of period	178,872	872	—	179,744

Cash and cash equivalents—end of period	$343,451	$1,393	$—	$344,844

18.	BUSINESS SEGMENT INFORMATION

The Company operates in one business segment based on how the Company’s chief operating decision maker—the Chief Executive Officer (the “CEO”) — views the business for purposes of evaluating performance and making operating decisions.

The Company markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. The Company uses a centralized management structure, and its strategies and initiatives are implemented and executed consistently across the organization to maximize value to the organization as a whole. The Company uses shared resources for sales, procurement, and general and administrative activities across each of its distribution centers. The Company’s distribution centers form a single network to reach its customers; it is common for a single customer to make purchases from several different distribution centers. Capital projects—whether for cost savings or generating incremental revenue—are evaluated based on estimated economic returns to the organization as a whole–e.g. net present value, return on investment.

The measure used by the CEO to assess operating performance is Adjusted EBITDA. Adjusted EBITDA is defined as Net income (loss), plus Interest expense – net, Income tax (benefit) provision, and Depreciation and amortization expense – collectively “EBITDA” – adjusted for: (1) Sponsor fees; (2) Restructuring and asset impairment charges; (3) Share-based compensation; (4) the non-cash impact of net LIFO adjustments; (5) Business transformation costs; (6) Acquisition related costs; and (7) Other, consisting of gains, losses or charges as specified under the Company’s debt agreements. Costs to optimize and transform the Company’s business are noted as Business transformation costs in the table below and are added to EBITDA in arriving at Adjusted EBITDA. Business transformation costs include costs related to significant process and systems redesign in the Company’s replenishment and category management functions; cash & carry retail store strategy; and process and system redesign related to the Company’s sales model.

The aforementioned items are specified as items to add to EBITDA in arriving at Adjusted EBITDA per the Company’s debt agreements and, accordingly, the Company’s management includes such adjustments when assessing the operating performance of the business.

The following is a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net income (loss) for the periods indicated (in thousands):

	13-Weeks Ended		39-Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Adjusted EBITDA	$225,433	$219,572	$620,090	$626,166

Adjustments:
Sponsor fees (1)	(2,527)	(2,514)	(7,571)	(7,911)
Restructuring and asset impairment (charges) credits(2)	(29,104)	(22)	(81,697)	80
Share-based compensation expense (3)	(2,575)	(2,975)	(7,888)	(9,173)
Net LIFO reserve change	20,145	(20,567)	41,999	(69,245)
Business transformation costs (4)	(10,976)	(13,776)	(30,969)	(40,439)
Acquisition related costs(5)	(22,631)	(7,315)	(91,116)	(27,037)
Other(6)	(3,045)	(10,205)	(19,102)	(23,756)

EBITDA	174,720	162,198	423,746	448,685
Interest expense, net	(70,027)	(71,432)	(210,921)	(218,236)
Income tax benefit (provision)	32,456	(22,628)	1,764	(41,151)
Depreciation and amortization expense	(101,469)	(105,009)	(298,701)	(310,058)

Net income (loss)	$35,680	$(36,871)	$(84,112)	$(120,760)

(1)	Consists of management fees paid to the Sponsors.
(2)	Consists primarily of facility related closing costs, including severance and related costs, asset impairment charges, organizational realignment costs, and estimated multiemployer pension withdrawal liabilities.
(3)	Share-based compensation expense represents costs recorded for vesting of USF Holding stock option awards, restricted stock and restricted stock units.
(4)	Consists primarily of costs related to significant process and systems redesign.
(5)	Consists of direct and incremental costs related to the Acquisition.
(6)	Other includes gains, losses or charges as specified under the Company’s debt agreements. The 13-weeks ended September 26, 2015 balance consists primarily of $9 million of brand re-launch and marketing costs, offset by a net insurance recovery gain of $9 million. The 39-weeks ended September 26, 2015 balance consists primarily of a $16 million litigation settlement cost, and $9 million of brand re-launch and marketing costs, offset by a net insurance recovery gain of $11 million.

19.	SUBSEQUENT EVENTS

On October 19, 2015, the 2012 ABS Facility was amended whereby the maturity date was extended from August 5, 2016 to September 30, 2018. There were no other significant changes to the 2012 ABS Facility.

On October 20, 2015, the ABL Facility was amended. The maximum borrowing available was increased $200 million to $1,300 million – ABL Tranche A-1 increased from $75 million to $100 million, and the maximum borrowing available under the ABL Tranche A increased $175 million to $1,200 million. Additionally, under this amendment, the interest rate on outstanding borrowings and letter of credit fees was reduced by 25 basis points. The maturity date was extended from May 11, 2017 to the earlier of (1) October 20, 2020, the amended ABL Facility maturity date; (2) April 1, 2019, if the Company’s Senior Notes have more than $300 million of principal outstanding at that date and the maturity date of the Senior Notes has not been extended to later than October 20, 2020; or (3) December 31, 2018, if the Company’s Amended 2011 Term Loan has more than $300 million of principal outstanding at that date and the maturity date of the Amended 2011 Term Loan has not been extended to later than October 20, 2020.

The Company incurred $3 million of lender and third party costs related to above noted amendments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the notes thereto for the quarter ended September 26, 2015 and the Audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (the “2014 Annual Report”), as filed with the Securities and Exchange Commission (“SEC”). This discussion of our results includes certain financial measures that are not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe these provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed in the Non-GAAP Reconciliations below.

Overview

We are a leading foodservice distributor in the United States, with about $23 billion in Net sales in fiscal year 2014. We provide an important link between over 5,000 suppliers and our 200,000 foodservice customers nationwide. We offer an innovative array of fresh, frozen and dry food, and non-food products, with over 350,000 stock-keeping units (“SKUs”). We provide value-added services that meet specific customer needs. We believe we have one of the most extensive private label product portfolios in foodservice distribution. In fiscal year 2014, this represented about 30,000 SKUs, and approximately $7 billion in Net sales. Many customers benefit from our support services, such as product selection, menu preparation and costing strategies.

A sales force of approximately 4,000 associates market our food products to a diverse customer base. Our principal customers include independently owned single and multi-location restaurants, regional concepts, national chains, hospitals, nursing homes, hotels and motels, country clubs, fitness centers, government and military organizations, colleges and universities, and retail locations. We support our business with one of the largest private refrigerated fleets in the U.S., with roughly 6,000 trucks traveling an average of 200 million miles each year. We have standardized our operations across the country. That allows us to manage the business as a single operating segment with 60 distribution centers nationwide.

Outlook

The foodservice market is affected by general economic conditions, consumer confidence, and consumer disposable income. During fiscal year 2015, we experienced cost deflation in several product categories. Rapid declines in inflation or periods of cost deflation can make it challenging to leverage our fixed costs and may negatively affect our relative profit levels. Periods of prolonged product cost inflation may have a negative impact on our profit margins and earnings to the extent such product cost increases are not able to be passed on to customers due to resistance to higher prices or such cost increases having a negative impact on consumer spending.

The foodservice market is highly competitive and fragmented, with intense competition and modest demand growth. During fiscal year 2015 to date, we have seen some improvement in general economic conditions, consumer confidence, and consumer disposable income; however we have not seen consumers use a significant portion of this additional discretionary income on the food-away-from-home category. Because we do not anticipate any material improvement in the demand for foodservice, we will likely see modest demand growth for the remainder of fiscal year 2015 and into 2016. We will remain focused on executing our growth strategies, adding value for and differentiating ourselves with our customers and driving continued operational improvement in the business.

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

On February 2, 2015, USF Holding, US Foods and certain of its subsidiaries, and Sysco entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Performance Food Group, Inc. (“PFG”), through which PFG agreed to purchase, subject to the terms and conditions of the Asset Purchase Agreement, 11 US Foods distribution centers and related assets and liabilities, in connection with–and subject to–the closing of the Acquisition.

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

On June 26, 2015, USF Holding, Sysco, Merger Sub One and Merger Sub Two entered into an agreement to terminate the Merger Agreement. Upon the termination of the Merger Agreement, the Asset Purchase Agreement automatically terminated and the indenture (the “Senior Notes Indenture”) with respect to the 8.5% unsecured Senior Notes due June 30, 2019 (the “Senior Notes”) reverted to its prior form as if the amendments that modified certain definitions in such indenture had never become operative. See Note 10—Debt for a further description of the Senior Notes Indenture. Sysco paid a termination fee of $300 million to USF Holding in connection with the termination of the Merger Agreement. The Company paid a termination fee of $12.5 million to PFG pursuant to the terms of the Asset Purchase Agreement.

Strategy

On June 29, 2015, we made a bold statement with our “Just Taking Off” campaign which officially marked the re-launch of our brand and our strategic transformation initiatives to become an even stronger force in the foodservice industry. Our focus is stronger than ever, as we continue to change the way operators across the country view foodservice distributors through our differentiated strategy and unrivaled innovation. We will fulfill our mission to be “First in Food” through our strategy of “Great Food. Made Easy.” We will win in the industry by selling innovative and exclusive products, and providing expert advice; we will differentiate with the best and easiest customer experience and we will compete with flawless fundamentals. We will bring this strategy to life through our community of food people, new technology, fleet and facilities, increased teamwork, and becoming more effective.

As part of the implementation of our strategic direction, in August 2015, we announced changes to our field organizational model that will allow us to operate more effectively. In this new structure, we will be moving from eight regions to five. There will be 26 areas, comprised of one to three distribution centers. There will be no changes in operations and minimal changes in sales so as not to disrupt customers. The new field organizational model is expected to be implemented during fiscal year 2016.

Results of Operations

Accounting Periods

We operate on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fiscal fourth quarter. Fiscal year 2015 is a 53-week fiscal year.

Selected Historical Results of Operations

The following table presents selected historical results of operations of our business for the periods indicated:

	13-Weeks Ended		39-Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in millions)		(in millions)

Net sales	$5,796	$5,911	$17,192	$17,266
Cost of goods sold	4,783	4,950	14,257	14,446

Gross profit	1,013	961	2,935	2,820
Operating expenses:
Distribution, selling and administrative costs	911	904	2,728	2,681
Restructuring and asset impairment charges	29	—	82	—

Total operating expenses	940	904	2,810	2,681

Operating income	73	57	125	139
Interest expense, net	70	71	211	219

Income (loss) before income taxes	3	(14)	(86)	(80)
Income tax (benefit) provision	(33)	23	(2)	41

Net income (loss)	$36	$(37)	$(84)	$(121)

Percentage of Net Sales:
Gross profit	17.5%	16.3%	17.1%	16.3%
Distribution, selling and administrative costs	15.7%	15.3%	15.9%	15.5%
Operating income	1.3%	1.0%	0.7%	0.8%
Net income (loss)	0.6%	(0.6)%	(0.5)%	(0.7)%
Adjusted EBITDA (1)	3.9%	3.7%	3.6%	3.6%

Other Data:
EBITDA (1)	$175	$162	$424	$449
Adjusted EBITDA (1)	$225	$220	$620	$626

(1)	EBITDA and Adjusted EBITDA are measures used by management to measure operating performance. EBITDA is defined as Net income (loss), plus Interest expense – net, Income tax (benefit) provision, and Depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) Sponsor fees; (2) Restructuring and asset impairment charges; (3) Share-based compensation expense; (4) the non-cash impact of net LIFO adjustments; (5) Business transformation costs; (6) Acquisition related costs; and (7) Other, consisting of gains, losses, or charges as specified under our debt agreements. EBITDA and Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by—or presented in accordance with—GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to Net income (loss) or any other performance measures derived in accordance with GAAP, or as alternatives to Cash Flows from Operating Activities as measures of our liquidity.

For additional information see Non-GAAP reconciliations below.

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

Our debt agreements specify items to be added to EBITDA in arriving at Adjusted EBITDA. These include, among other things, Sponsor fees, Share-based compensation expense, Restructuring and asset impairment charges, the non-cash impact of net LIFO adjustments, and gains and losses on debt transactions. Where there are other small, specified costs to add to EBITDA to arrive at Adjusted EBITDA, we combine those items under Other.

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

All of the items just mentioned are specified as additions to EBITDA to arrive at Adjusted EBITDA, in our debt agreements. We caution readers that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be the same as similar measures used by other companies. Not all companies and analysts calculate EBITDA or Adjusted EBITDA in the same manner.

We present EBITDA because it is an important supplemental measure of our performance. We also know that it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry. We present Adjusted EBITDA as it is the key operating performance metric used by our chief executive officer and board of directors to assess operating performance.

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net income (loss) for the periods indicated:

	13-Weeks Ended		39-Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in millions)		(in millions)

Net income (loss)	$36	$(37)	$(84)	$(121)
Interest expense, net	70	71	211	219
Income tax (benefit) provision	(33)	23	(2)	41
Depreciation and amortization expense	102	105	299	310

EBITDA	175	162	424	449
Adjustments:
Sponsor fees(1)	3	3	8	8
Restructuring and asset impairment charges(2)	29	—	82	—
Share-based compensation expense(3)	3	3	8	9
Net LIFO reserve change	(20)	21	(42)	69
Business transformation costs(4)	11	14	31	40
Acquisition related costs(5)	22	7	91	27
Other(6)	2	10	18	24

Adjusted EBITDA	$225	$220	$620	$626

(1)	Consists of management fees paid to Clayton, Dubilier & Rice, Inc. and Kohlberg Kravis Roberts & Co. (collectively, the “Sponsors”).
(2)	Consists primarily of facility related closing costs, including severance and related costs, asset impairment charges, organizational realignment costs, and estimated multiemployer pension withdrawal liabilities.
(3)	Share-based compensation expense represents costs recorded for vesting of USF Holding stock option awards, restricted stock and restricted stock units.
(4)	Consists primarily of costs related to significant process and systems redesign.
(5)	Consists of direct and incremental costs related to the Acquisition.
(6)	Other includes gains, losses or charges as specified under our debt agreements. The 13-weeks ended September 26, 2015 balance consists primarily of $9 million of brand re-launch and marketing costs, offset by a net insurance recovery gain of $9 million. The 39-weeks ended September 26, 2015 balance consists primarily of a $16 million litigation settlement cost, and $9 million of brand re-launch and marketing costs, offset by a net insurance recovery gain of $11 million.

Comparison of Results

13-Weeks Ended September 26, 2015 and September 27, 2014

Highlights

•	Net sales decreased $115 million, or 1.9%, to $5,796 million, primarily due to decreased sales to national chain, and healthcare and hospitality customers, partially offset by increased sales to independent restaurants.

•	Operating income, as a percentage of Net sales, was 1.3% in 2015 compared to 1.0% in 2014. Fiscal third quarter of 2015 Operating income included Acquisition related costs of $22 million, employee separation costs of $29 million attributable to our new field organizational model and $9 million of brand re-launch and marketing costs. This was offset by favorable diesel fuel costs, product deflation versus prior year and a net insurance recovery gain of $9 million.

•	Adjusted EBITDA, as a percentage of Net sales, was 3.9% in 2015 compared to 3.7% in 2014.

Net Sales

Net sales decreased $115 million, or 1.9%, to $5,796 million in 2015. The decrease was primarily due to decreased sales to national chain, and healthcare and hospitality customers, partially offset by increased sales to independent restaurants. Lower product cost also unfavorably impacted Net sales in 2015 since a significant portion of our business is based on percentage markups over actual cost. Case volume decreased 0.6% or $35 million from the prior year period.

Gross Profit

Gross profit increased $52 million, or 5.4%, to $1,013 million. Gross profit, as a percentage of Net sales, increased by 1.2% to 17.5% in 2015. Gross profit was favorably impacted versus last year due to last in first out (“LIFO”) inventory costing. Fiscal third quarter of 2015 had a LIFO benefit of $20 million versus a LIFO charge of $21 million in the fiscal third quarter of 2014, due to changes in product deflation during the quarter. This favorable impact was partially offset by continued competitive market conditions and lower volumes.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $7 million, or 0.8%, to $911 million in 2015. As a percentage of Net sales, Distribution, selling and administrative costs increased 0.4% to 15.7% from 15.3% last year. Increases in Distribution, selling and administrative costs were due primarily to $15 million of higher Acquisition related costs, $9 million of brand re-launch and marketing costs, and a $5 million increase in our pension costs–which were impacted by lower discount rates and the 2014 year end mortality table updates related to our Company sponsored benefit plans. These increases were partially offset by $6 million lower fuel expenses driven by declining fuel prices, a $3 million decrease in depreciation and amortization expense, and a net insurance recovery gain of $9 million related to a tornado loss.

Restructuring and Asset Impairment Charges

During the fiscal third quarter of 2015, the Company announced its plan to streamline its field operational model that is intended to make the operations more effective. The Company anticipates the reorganization will be completed in fiscal year 2016. An initial restructuring charge of $29 million was recorded in the fiscal third quarter of 2015 and consisted primarily of employee separation related costs. We expect to incur additional restructuring charges during the fiscal fourth quarter of 2015 and in fiscal year 2016 related to this organizational realignment.

Operating Income

Operating income increased $16 million, or 28.1%, to $73 million in the fiscal third quarter of 2015. Operating income as a percent of Net sales increased 0.3% to 1.3% for the quarter, up from 1.0% in the fiscal third quarter of 2014. The change was primarily due to the factors discussed above.

Interest Expense—Net

Interest expense—net decreased $1 million to $70 million in the fiscal third quarter of 2015, as certain Deferred finance fees associated with our 2007 acquisition were fully amortized during the fiscal second quarter of 2015.

Income Taxes

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and our change in relative contribution to income by each jurisdiction.

We estimated our annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 13-weeks ended September 26, 2015 and September 27, 2014 for purposes of determining our year-to-date tax expense.

The effective tax rate for the 13-weeks ended September 26, 2015 of 1007% varied from the 35% federal statutory rate primarily due to a change in the valuation allowance, the aforementioned tax benefit effects of the benefit plan freeze on continuing operations, and changes in other estimates of annual results as of the end of third quarter compared to those estimates at the end of the second quarter. The effective tax rate for the 13-weeks ended September 27, 2014 of 159% varied from the 35% federal statutory rate primarily due to a change in the valuation allowance and changes in other estimates of annual results as of the end of third quarter compared to those estimates at the end of the second quarter.

US Foods is a member of USF Holding’s consolidated group, and as a result the US Food’s operations are included in the consolidated income tax return of USF Holding. US Foods computed the components of its tax provision under the “separate return” approach. For further information, see additional discussion under “Income Taxes” in the 39-weeks Ended September 26, 2015 and September 27, 2014 below.

Net Income (Loss)

Our Net income was $36 million in the fiscal third quarter of 2015 as compared with a Net loss of $37 million in the fiscal third quarter of 2014. The increase in Net income was primarily due to the factors discussed above.

39-weeks Ended September 26, 2015 and September 27, 2014

Highlights

•	Net sales decreased $74 million, or 0.4%, to $17,192 million, primarily due to decreased sales to national chain, and healthcare and hospitality customers, partially offset by increased sales to independent restaurants.

•	Operating income, as a percentage of Net sales, was 0.7% in 2015 compared to 0.8% in 2014. Fiscal 2015 Operating income included $91 million of Acquisition related costs, $82 million of employee separation costs for facility closures and implementation of our new field organizational model, $16 million in legal settlement costs and $9 million of brand re-launch and marketing costs. This was offset by favorable diesel fuel costs, product deflation versus prior year and a net insurance recovery gain of $11 million.

•	Adjusted EBITDA, as a percentage of Net sales, was 3.6% in 2015 and 2014.

Net Sales

Net sales decreased $74 million, or 0.4%, to $17,192 million in 2015. The decrease was primarily due to decreased sales to national chain, and healthcare and hospitality customers, partially offset by increased sales to independent restaurants. Lower product cost also unfavorably impacted Net sales in 2015 since a significant portion of our business is based on percentage markups over actual cost. Case volume decreased 0.4% or $75 million from the prior year.

Gross Profit

Gross profit increased $115 million, or 4.1%, to $2,935 million. Gross profit, as a percentage of Net sales, increased by 0.8% to 17.1% in 2015. Gross profit was favorably impacted versus last year due to LIFO inventory costing. Fiscal year 2015 had a LIFO benefit of $42 million versus a LIFO charge of $69 million in fiscal year 2014, due to changes in product deflation during 2015. This favorable impact was partially offset by continued competitive market conditions and lower volumes.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $47 million, or 1.8%, to $2,728 million in 2015. As a percentage of Net sales, Distribution, selling and administrative costs increased 0.4% to 15.9% from 15.5% last year. Increases in Distribution, selling and administrative costs were due primarily to $64 million of higher Acquisition related costs, a $17 million increase in our pension costs–which were impacted by lower discount rates and 2014 year end mortality table updates related to our Company sponsored benefit plans– $16 million in legal settlement costs, and $9 million of brand re-launch and marketing costs. These increases were offset by $22 million lower fuel expenses driven by declining fuel prices, an $11 million decrease in depreciation expense, primarily related to information technology and fleet assets, and a net insurance recovery gain of $11 million related to a tornado loss.

Restructuring and Asset Impairment Charges

During the fiscal third quarter of 2015, the Company announced its plan to streamline its field operational model that is intended to make the operations more effective. The Company anticipates the reorganization will be completed in fiscal year 2016. An initial restructuring charge of $29 million was recorded in the fiscal third quarter of 2015 and consisted primarily of employee separation related costs. We expect to incur additional restructuring charges during the fiscal fourth quarter of 2015 and in fiscal year 2016 related to this organizational realignment.

During the fiscal third quarter of 2015, we completed the closing of our Lakeland, Florida distribution facility, resulting in a restructuring charge of approximately $1 million for severance costs. During the fiscal second quarter of 2015, we announced our tentative decision to close the Baltimore, Maryland distribution facility. We are currently engaged in discussions with unions representing certain employees regarding this tentative decision. A final decision regarding the Baltimore facility will be made once negotiations with the unions are concluded. In anticipation of a potential closure of the Baltimore facility, we accrued a restructuring charge estimated at $51 million, including $46 million of estimated multiemployer pension withdrawal liabilities, and $5 million related to estimated employee separation related costs. The estimated multiemployer pension liability was based on the latest available information received from the respective plans’ administrator and represents an estimate for a calendar year 2014 withdrawal. Due to the lack of current information, including changes in market conditions, and funded status of the related multiemployer pension plans, the settlement of these multiemployer pension withdrawal liabilities could materially differ from this estimate.

During the fiscal first quarter of 2015 certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in an asset impairment charge of $1 million.

Operating Income

Operating income decreased $14 million, or 10.1%, to $125 million in 2015. Operating income as a percent of Net sales decreased 0.1% to 0.7% down from 0.8% in 2014. The change was primarily due to the factors discussed above.

Interest Expense—Net

Interest expense—net decreased $8 million to $211 million in fiscal year 2015. The decrease related to lower borrowings on our accounts receivable financing facility, and certain Deferred finance fees associated with our 2007 acquisition were fully amortized during the fiscal second quarter of 2015.

Income Taxes

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and our change in relative contribution to income by each jurisdiction.

We estimated our annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 39-weeks ended September 26, 2015 and September 27, 2014 for purposes of determining our year-to-date tax expense.

The valuation allowance against the net deferred tax assets was $232 million at December 27, 2014. The net deferred tax assets related to federal and state net operating losses increased $24 million during the 39-weeks ended September 26, 2015, which resulted in a $256 million total valuation allowance at September 26, 2015. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the 39-weeks ended September 26, 2015 of 2% varied from the 35% federal statutory rate primarily due to a change in the valuation allowance and deferred tax liabilities related to indefinite-lived intangibles which are generally not considered a source of support for realization of the net deferred tax asset, offset by the tax benefit recognized in continuing operations due to the year-to-date gain in Other comprehensive income associated with the non-union benefits freeze of a Company sponsored defined benefit plan. The gain in Other comprehensive income provides sufficient evidence of current period taxable income to recognize continuing operating income tax benefit to the extent of the taxable income generated by current year Other comprehensive income.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of income or loss from Other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from Other comprehensive income. In such instances, taxable income from Other comprehensive income provides sufficient support to recognize current year tax benefit created by continuing operations. The tax benefit recognized in continuing operations is limited to the lower of the tax impact from Other comprehensive income or the tax impact from continuing operations. As a consequence, the Company recognized a continuing operation income tax benefit in the 39-weeks ended September 26, 2015 in the amount of $33 million. The Other comprehensive income tax provision expense supports realization of the $33 million benefit in continuing operations for the 39-weeks ended September 26, 2015. During the 39-weeks ended September 26, 2015, the valuation allowance increased $24 million, as a result of a change in deferred tax assets associated with net operating losses and not covered by future reversals of deferred tax liabilities.

The effective tax rate for the 39-weeks ended September 27, 2014 of 52% varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 39-weeks ended September 27, 2014, the valuation allowance increased $66 million as a result of a change in deferred tax assets associated with net operating losses and not covered by future reversals of deferred tax liabilities.

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

Under the “separate return” approach, the Company had gross federal and state NOL carryforwards of approximately $366 million and $2 billion, respectively as of September 26, 2015. These NOLs do not reflect the tax position of the USF Holding consolidated tax return. USF Holding estimates that it will generate federal taxable income on its consolidated return in the amount of $310 million for its fiscal year 2015, which is primarily caused by the $300 million merger termination fee received from Sysco. Therefore, USF Holding will utilize NOLs available at the consolidated level to offset its regular tax liability. These NOLs were generated by US Foods. Despite the use of NOLs, USF Holding will be subject to federal Alternative Minimum Tax (“AMT”) and state income tax expense for its fiscal year 2015, which are estimated at $5.4 million and $2.2 million, respectively.

USF Holding’s federal and state income taxes incurred are paid by the Company and settled with USF Holding pursuant to a tax sharing agreement. The agreement further states that the Company shall pay on behalf of USF Holding the federal and state return taxes. If the consolidated federal and state return taxes for USF Holding exceed the federal and state taxes calculated for the Company as a separate filing group, USF Holding is required to make a payment to the Company equal to such excess. Likewise, if the federal and state taxes calculated at the separate return level for the Company exceed the consolidated taxes, the Company is required to make a payment to USF Holding equal to such excess. As neither the tax sharing agreement commits USF Holding to compensate the Company for the use of its NOLs nor does USF Holding currently intend to compensate the Company for the NOLs used, the Company has not recorded an intercompany receivable for these NOLs. US Foods has recorded an intercompany receivable totaling $7.6 million for the AMT and state income taxes USF Holding is estimating for the 2015 consolidated income tax returns, since US Foods will pay this on behalf of USF Holding per its tax sharing agreement.

Net Loss

Our Net loss was $84 million in fiscal 2015 as compared with a Net loss of $121 million in fiscal 2014. The decrease in Net loss was primarily due to the factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment. Our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements.

Indebtedness

We are highly leveraged, with significant scheduled debt maturities during the next five years. A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing costs of operations, working capital and capital expenditures. As of September 26, 2015, we had $4,724 million in aggregate indebtedness outstanding. Our primary financing sources for working capital and capital expenditures are our asset-based senior secured revolving loan ABL Facility (the “ABL Facility”) and our accounts receivable financing facility (the “2012 ABS Facility”). We had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $927 million–of which $854 million was available based on our borrowing base–all of which was secured.

The ABL Facility currently provides for loans of up to $1,300 million, with its capacity limited by borrowing base calculations. As of September 26, 2015, we had no outstanding borrowings, but had issued letters of credit totaling $387 million under the ABL Facility. There was available capacity on the ABL Facility of $713 million at September 26, 2015, based on the borrowing base calculation.

Under the 2012 ABS Facility, we sell–on a revolving basis–our eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary. This subsidiary, in turn, grants to the administrative agent for the benefit of the lenders a continuing security interest in all of its rights, title and interest in the eligible receivables–as defined by the 2012 ABS Facility. See Note 4—Accounts Receivable Financing Program in the Notes to the unaudited Consolidated Financial Statements. The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $586 million at September 26, 2015. At our option, we can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity under the 2012 ABS Facility of $141 million at September 26, 2015, based on the borrowing base calculation.

We have $1,348 million of Senior Notes outstanding as of September 26, 2015. On December 19, 2013, the Senior Note Indenture was amended so that the Acquisition would not constitute a “Change of Control” under the terms of the Senior Note Indenture. This was authorized through the consent of the holders of our Senior Notes. Due to the termination of the Merger Agreement on June 26, 2015 the Senior Notes Indenture reverted to its original terms. See Note 1 — Overview and Basis of Presentation, Terminated Acquisition by Sysco in the Notes to the unaudited Consolidated Financial Statements for more information.

As of September 26, 2015, we had $227 million of obligations under capital leases for transportation equipment and building leases. We expect to enter into $100 million of fleet capital lease obligations during 2015, of which $58 million was incurred through September 26, 2015.

Our ABL Facility was again amended on October 20, 2015. The maximum borrowing available was increased $200 million to $1,300 million – ABL Tranche A-1 increased from $75 million to $100 million, and the maximum borrowing available under the ABL Tranche A increased $175 million to $1,200 million. Additionally, under this amendment, the interest rate on outstanding borrowings and letter of credit fees was reduced by 25 basis points. The maturity date was extended from May 11, 2017 to the earlier of (1) October 20, 2020, the amended ABL Facility maturity date; (2) April 1, 2019 if the Company’s Senior Notes have more than $300 million of principal outstanding at that date and the maturity date of the Senior Notes has not been extended to later than October 20, 2020; or (3) December 31, 2018 if the Company’s Amended 2011 Term Loan has more than $300 million of principal outstanding at that date and the maturity date of the Amended 2011 Term Loan has not been extended to later than October 20, 2020. Our 2012 ABS Facility, with aggregate borrowings of $586 million at September 26, 2015, was amended on October 19, 2015, to extend its maturity date to September 30, 2018. Our remaining debt facilities mature at various dates, including $500 million in 2017, $600 million in 2018 and $3.4 billion in 2019. As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of our indebtedness, see Note 10—Debt in the Notes to the unaudited Consolidated Financial Statements.

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

From time-to-time, we repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, negotiated repurchases, and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, and other considerations. Our Sponsors or their affiliates may also purchase our debt from time-to-time, through open market purchases or other transactions. In these cases, our debt is not retired, and we would continue to pay interest in accordance with the terms of the related debt agreements.

Our credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. Certain debt agreements also contain various and customary events of default with respect to the loans. Those include, without limitation, the failure to pay interest or principal when due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding—plus unpaid interest and other amounts owed—may be declared immediately due and payable to the lenders. If this happened, we would be forced to seek new financing that may not be as favorable as our current facilities. Our ability to refinance indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness—which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness—depends on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of September 26, 2015, we were in compliance with all of our debt agreements.

Cash Flows

For the periods presented, the following table presents condensed highlights from our unaudited Consolidated Statements of Cash Flows:

	39-weeks Ended
	September 26, 2015	September 27, 2014
	(in millions)
Net loss	$(84)	$(121)
Changes in operating assets and liabilities	44	45
Other adjustments	325	380

Net cash provided by operating activities	285	304
Net cash used in investing activities	(158)	(82)
Net cash used in financing activities	(73)	(57)

Net increase in cash and cash equivalents	54	165
Cash and cash equivalents, beginning of period	344	180

Cash and cash equivalents, end of period	$398	$345

Operating Activities

Cash flows provided by operating activities were $285 million and $304 million for the 39-weeks ended September 26, 2015 and September 27, 2014, respectively. Cash flows provided by operating activities decreased $19 million in 2015 from 2014. A year over year increase in Inventories and a decrease in Accounts payable were partially offset by a decrease in Accounts receivable and an increase in Accrued expenses and other liabilities.

Cash flows provided by operating activities in 2015 were favorably affected by changes in operating assets and liabilities—including increases in Accounts payable and Accrued expenses and other liabilities—but were partially offset by increases in Accounts receivable and Inventories. Cash flows provided by operating activities in 2014 were favorably affected by changes in operating assets and liabilities—including a decrease in Inventories and an increase in Accounts payable—but were partially offset an increase in Accounts receivable and a decrease in Accrued expenses and other liabilities.

Investing Activities

Cash flows used in investing activities for the 39-weeks ended September 26, 2015 included purchases of property and equipment of $142 million, Proceeds from sales of property and equipment of $3 million, and Insurance recoveries of $3 million related to property damaged by a tornado. We also purchased $22 million of self-funded industrial revenue bonds–see Financing Activities below for offsetting cash inflow, and as further discussed in Note 10-Debt in the Notes to the unaudited Consolidated Financial Statements.

Last year’s cash flows used in investing activities included purchases of property and equipment of $105 million, and Proceeds from sales of property and equipment of $20 million and $4 million of insurance recoveries related to a facility damaged by a tornado.

Capital expenditures in 2015 and 2014 included fleet replacement and investments in information technology to improve our business, as well as new construction or expansion of distribution facilities.

Additionally, we entered into $58 million and $97 million of capital lease obligations during the 39-weeks ended September 27, 2015 and September 26, 2014, respectively. The 2015 capital lease obligations were for fleet replacement. The 2014 capital lease obligations included $70 million for fleet replacement and $27 million for a distribution facility addition.

We expect cash capital expenditures in 2015 to be approximately $200 million. The expenditures will focus on information technology, warehouse equipment and new construction or expansion of distribution facilities. We expect to enter into a total of $100 million of fleet capital leases in 2015. We expect to fund our remaining fiscal year 2015 capital expenditures with available cash or cash generated from operations.

Financing Activities

Cash flows used in financing activities of $73 million for the 39-weeks ended September 26, 2015 included $90 million of payments on debt and capital leases, including $2 million of Senior Notes repurchased from entities affiliated with one of our Sponsors. Additionally, we repurchased $5 million of our parent company common stock from certain former employees after they ceased employment.

In January 2015, we entered into a self funded industrial revenue bond agreement providing for the issuance of a maximum of $40 million in Taxable Demand Revenue Bonds (the “TRB’s”) that provide certain tax incentives related to the construction of a new distribution facility. As of September 26, 2015, we borrowed $22 million of the TRB’s. See Investing Activities above for offsetting cash outflow.

For the same time in 2014, cash flows used by financing activities of $57 million included $20 million of net payments on our ABL Facility, and $36 million of scheduled payments on other debt facilities and capital lease obligations.

Retirement Plans

We maintain several qualified retirement plans (the “Retirement Plans”) that pay benefits to certain employees at retirement, using formulas based on a participant’s years of service and compensation. We contributed $48 million and $39 million to the Retirement Plans in the 39-weeks ended September 26, 2015 and September 27, 2014, respectively. We expect to make $49 million total contributions to the Retirement Plans in fiscal year 2015.

On August 5, 2015, we announced a plan to freeze non-union participants’ benefits of a Company sponsored defined benefit pension plan effective September 30, 2015. The freeze and related plan remeasurement resulted in a reduction in the benefit obligation included in Other long term liabilities of approximately $91 million, with a corresponding decrease to Accumulated other comprehensive loss. At the remeasurement date, the plan’s net loss included in Accumulated other comprehensive loss exceeded the reduction in the plan’s benefit obligation and, accordingly, no net curtailment gain or loss was incurred. As a result of the plan freeze, actuarial gains and losses will be amortized over the average remaining life expectancy of inactive participants rather than the average remaining service lives of active participants.

We also contribute to various multiemployer benefit plans under collective bargaining agreements. We contributed $25 million and $24 million during fiscal years 2015 and 2014, respectively. At September 26, 2015, we had $47 million of multiemployer pension withdrawal liabilities relating to facilities closed prior to 2015, payable in monthly installments through 2031, at effective interest rates ranging from 5.9% to 6.7%. As discussed in Note 16—Commitments and Contingencies in the Notes to the unaudited Consolidated Financial Statements, we were assessed an additional $17 million multiemployer pension withdrawal liability for a facility closed in 2008. We believe we have meritorious defenses against this assessment and intend to vigorously defend ourselves against the claim. At this time, we do not believe that paying this obligation is probable and, accordingly, have recorded no related liability. However, it is reasonably possible we may ultimately be required to pay an amount up to $17 million.

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

Insurance Recoveries—Tornado Loss

As described in Note 16—Commitments and Contingencies in the Notes to the unaudited Consolidated Financial Statements, on April 28, 2014, a tornado damaged a distribution facility and its contents, including building improvements, equipment and inventory. In order to service customers, business from the damaged facility was reassigned to other Company distribution facilities until July 2015, when the new distribution facility became operational. We have insurance coverage on the distribution facility and its contents, as well as business interruption insurance.

As of September 26, 2015, our insurance carriers have approved $40 million of losses incurred, of which $25 million was received in fiscal year 2015, $14 million was received in fiscal year 2014 and $1 million is recorded as a receivable in Other current assets as of September 26, 2015. For the 13-weeks and 26-weeks ended September 26, 2015, we recognized net gains of $9 million and $11 million, respectively, as a result of the insurance proceeds. We expect to reach a final settlement with our insurance carriers in 2016; the timing of and amounts of ultimate insurance recoveries is not known at this time.

Of the $25 million of insurance recoveries received in 2015, we classified $3 million related to the damaged distribution facility as Cash Flows from Investing Activities, and the remaining $22 million related to damaged inventory and business interruption costs as Cash Flows from Operating Activities in our unaudited Consolidated Statements of Cash Flows.

Off-Balance Sheet Arrangements

We entered into a $78 million letter of credit to secure our obligations with respect to certain facility leases. Additionally, we entered into $298 million in letters of credit in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $11 million in letters of credit for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with GAAP. Preparing these unaudited Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 of our 2014 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during quarter ended September 26, 2015.

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

Here are some important factors, among others, that could affect our actual results:

•	Our ability to remain profitable during times of cost inflation, commodity volatility, and other factors

•	Industry competition and our ability to successfully compete

•	Our reliance on third-party suppliers, including the impact of any interruption of supplies or increases in product costs

•	Shortages of fuel and increases or volatility in fuel costs

•	Any declines in the consumption of food prepared away from home, including as a result of changes in the economy or other factors affecting consumer confidence

•	Costs and risks associated with labor relations and the availability of qualified labor

•	Any change in our relationships with Group Purchasing Organizations

•	Our ability to increase sales to independent customers

•	Changes in industry pricing practices

•	Changes in competitors’ cost structures

•	Costs and risks associated with government laws and regulations, including environmental, health, safety, food safety, transportation, labor and employment, laws and regulations, and changes in existing laws or regulations

•	Technology disruptions and our ability to implement new technologies

•	Liability claims related to products we distribute

•	Our ability to maintain a good reputation

•	Costs and risks associated with litigation

•	Our ability to manage future expenses and liabilities associated with our retirement benefits

•	Our ability to successfully integrate future acquisitions

•	Our ability to achieve the benefits that we expect from our cost savings programs and our strategic initiatives

•	Risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, and increases in interest rates

•	Other factors discussed in this report, including our future operations, financial condition and prospects, and business strategies

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

Interest Rate Risk

Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. A substantial portion of our debt facilities bear interest at floating rates, based on London Inter Bank Offered Rate (“LIBOR”) or the prime rate. Accordingly, we will be exposed to fluctuations in interest rates. A 1% change in LIBOR and the prime rate would cause the interest expense on our $2.6 billion of floating rate debt facilities to change by approximately $26 million per year. This change does not consider the LIBOR floor of 1.0% on $2 billion in principal of our variable rate term loan.

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of September 26, 2015, we had diesel fuel forward purchase commitments totaling $162 million through June 2017. These locked in approximately 65% of our projected diesel fuel purchase needs for the contracted periods. A 10% change in diesel prices would cause our uncommitted diesel fuel costs through December 2016 to change by approximately $12 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Document Description

10.56	Amendment No. 5, dated as of June 19, 2015 to the ABL Credit Agreement, among US Foods, Inc., certain subsidiaries of US Foods, Inc., the several lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent, collateral agent, and issuing lender, Deutsche Bank Securities Inc., as syndication agent, and Natixis, as senior managing agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 333-185732) of US Foods, Inc. filed October 26, 2015.

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith.
†	Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FOODS, INC.
(Registrant)

Date: November 9, 2015	By:	/s/ PIETRO SATRIANO
Pietro Satriano
President and Chief Executive Officer

Date: November 9, 2015	By:	/s/ FAREED KHAN
Fareed Khan
Chief Financial Officer