Form 10-K
period 2016-01-02
US FOODS, INC.
filed 2016-04-01
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant is a privately held corporation and its equity shares are not publicly traded. At March 31, 2016, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by US Foods Holding Corp.

US Foods, Inc.

Annual Report on Form 10-K

Item 1:	BUSINESS

US Foods, Inc. and its consolidated subsidiaries (referred to herein as “we,” “our,” “us,” the “Company,” or “USF”) is a wholly owned subsidiary of US Foods Holding Corp. (“US Foods” or “parent”), a Delaware corporation formed and controlled by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co., L.P. (“KKR”), collectively the “Sponsors”.

Our Company

We are among America’s great food companies and one of only two foodservice distributors with a national footprint in the United States. With net sales of $23 billion in the fiscal year ended January 2, 2016, we are the second largest foodservice distributor in the United States with a 2015 market share of approximately 9%. The U.S. foodservice distribution industry is large, fragmented and growing, with total industry sales of $268 billion in 2015.

Our mission is to be First In Food. We strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of Great Food. Made Easy. It centers on providing a broad and innovative offering of high-quality products to our customers, as well as a comprehensive suite of industry-leading e-commerce, technology and business solutions. Our scale gives us the ability to serve customers nationwide with a highly efficient distribution network and centralized business processes. As we say on our trucks, we are Keeping Kitchens Cooking across America.

We supply approximately 250,000 customer locations nationwide. They include independently owned single and multi-unit restaurants, regional restaurant concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide over 400,000 fresh, frozen, and dry food SKUs, as well as non-food items, sourced from over 5,000 suppliers. Our more than 4,000 sales associates manage customer relationships at local, regional, and national levels. They are supported by sophisticated marketing and category management capabilities, as well as a sales support team that includes world-class chefs and restaurant operations consultants. Our extensive network of 61 distribution facilities and a fleet of approximately 6,000 trucks provide an efficient operating model, allowing us to offer high levels of customer service. This operating model allows us to leverage our nationwide scale and footprint while executing locally.

Built through organic growth and acquisitions, we trace our roots back over 150 years to a number of heritage companies with rich legacies in food innovation and customer service. These include Monarch Foods (established in 1853), Sexton (1883), PYA (1903), Rykoff (1911) and Kraft Foodservice (1976). US Foodservice was organized as a corporation in Delaware in 1989. In 2007, the Sponsors acquired US Foodservice from Royal Ahold N.V. In November 2011, we rebranded from “US Foodservice” to “US Foods.” This change reflected an important shift in our strategy: to differentiate our company through a superior and innovative food offering and an easy customer service experience.

In December 2013, US Foods entered into an agreement (“Acquisition Agreement”) to merge with Sysco Corporation (“Acquisition”). Following the failure to obtain regulatory approvals, the Acquisition Agreement was subsequently terminated on June 26, 2015. This 18-month period was challenging for our business. Sales growth slowed as many potential new customers were hesitant to switch their business to us during this period of uncertainty. During this time, we remained focused on our strategy by bringing innovative products to market, expanding our portfolio of business solutions for our customers and driving advancements in technology. As it became apparent that obtaining regulatory approval would be more challenging than expected, we began to see a recovery of sales momentum, particularly with our independent restaurant customers. Following the termination of the Acquisition Agreement, this momentum has continued to build.

Since our 2007 acquisition by CD&R and KKR, we have made significant changes to our business and demonstrated resilient financial performance. During the economic downturn between fiscal 2007 and fiscal 2011, we made a number of far-reaching structural changes to our operating model. These included standardizing and centralizing certain business processes and moving to a common technology infrastructure. Despite the challenging market, net sales expanded at a 0.8% CAGR during this four year period. After rebranding as US Foods in 2011, we unveiled a new strategy focused on establishing a leadership position in our industry centered on a superior and innovative food offering and easy customer service experience. To build industry-leading capabilities, we made large investments in merchandising, marketing, e-commerce and our selling organization. As a result of these investments, between fiscal 2011 and fiscal 2013, our net sales increased at a CAGR of 4.7%. From fiscal 2013 to fiscal 2015, our net sales growth slowed to a CAGR of 1.8%, reflecting the short-term negative effects of the impending and ultimately terminated Acquisition.

Annual Net Sales ($ in millions)

For the fiscal year ended January 2, 2016, we generated $23.1 billion in net sales, $875 million in Adjusted EBITDA, and a $98 million net loss. With our plan firmly in place, the Acquisition uncertainty behind us, and our capabilities expanded through initiatives and investment, we believe we are in a strong position to successfully execute our strategy.

Our Industry

The U.S. foodservice distribution industry is large, fragmented, and resilient with a long history of growth. It continues to benefit from increases in consumer spending on food-away-from-home. This spending has risen steadily from 29% of total food expenditures in 1975 to 43% in 2015, according to the BEA, and it currently accounts for $707 billion in the food-away-from-home market according to Technomic. For 33 consecutive months, the National Restaurant Association’s RPI has indicated that restaurant operators expect the industry to continue to expand. We believe that favorable trends in employment, disposable income and consumer sentiment also support continued growth in food-away-from-home spending. The U.S. foodservice distribution industry grew at an average real CAGR of 1.3% between 2010 and 2015 and is projected to grow at a real CAGR of 2.4% from 2015 to 2020, adding $34 billion to total annual foodservice distribution industry sales, according to Technomic.

Share of Food Expenditures By Type	U.S. Foodservice Distribution Industry Sales ($ billions)
Source: BEA (2015)	Source: Technomic (February 2016)

The U.S. foodservice distribution industry is highly fragmented with over 15,000 local and regional competitors. Foodservice distributors typically fall into three categories representing differences in customer focus, product offering and supply chain:

•	Broadline distributors who offer a “broad line” of products and services

•	System distributors who carry products specified for large chains

•	Specialized distributors focused on specific product categories or customer types (e.g., meat or produce)

A number of adjacent competitors also serve the U.S. foodservice distribution industry, including cash-and- carry retailers, commercial wholesale outlets and warehouse clubs, commercial website outlets, and grocery stores.

There is a high degree of customer overlap, particularly across the broadline, specialized and cash-and-carry categories, as many customers purchase from multiple distributors concurrently. Given our mix of products and services, we classify ourselves as a broadline distributor.

U.S. Broadline Sales of Top 10 Foodservice Distributors

Source: Technomic estimate, subject to revision by Technomic

The U.S. foodservice distribution industry is comprised of different customer types of varying sizes, growth profiles and product and service requirements:

•	Independent restaurants/small chains and regional chains. U.S. foodservice distribution sales to independent restaurants and small chains were estimated to be $64 billion in 2015 and are projected to grow at a real CAGR of 3.2% over the next five years. Regional chains were estimated to represent $15 billion in foodservice distribution sales in 2015 and are projected to grow at a 1.2% real CAGR over the next five years. Independent restaurants and small chains typically differentiate themselves in the market on the dining experience they provide to consumers and on the quality and diversity of their menu. They value business solutions that help them attract diners, improve the effectiveness of their menu offering and drive efficiency in their operations. We believe there are significant opportunities to provide additional solutions to these customers that would be otherwise difficult for them to access, given their more limited size and resources.

•	Healthcare customers. Healthcare customers were estimated to comprise $13 billion in foodservice distribution sales in 2015 and are projected to grow at a 3.5% real CAGR over the next five years. These customers generally fall into either acute care (e.g., hospital systems) or senior living (e.g., nursing homes and long-term care facilities). Healthcare customers have complex foodservice needs given their scale, need for menu diversity and logistics considerations. Food is also not as central to their overall business as it is for a restaurant, but it is a key contributor to patient satisfaction. As a result, some healthcare providers utilize third-party contract management companies to operate their foodservice facilities. Many use Group Purchasing Organization as intermediaries in order to gain procurement scale. In our experience, healthcare customers purchasing directly, through GPOs or through contract foodservice operators value strong relationships with their foodservice partners, particularly those that bring national scale, a broad product offering and strong transactional and logistics capabilities.

•

Hospitality customers. This customer type was estimated to represent $18 billion in foodservice distribution sales in 2015 and is projected to grow at a 3.5% real CAGR over the next five years. They are a diverse group, ranging from large hotel chains and conference centers to local banquet halls, country clubs, casinos and entertainment and sports complexes. Food is a key contributor to guest satisfaction for these customers, and they value solutions related to menu planning and efficiency improvements in their kitchens and restaurants. With complex foodservice needs, hospitality customers value streamlined purchasing processes and expect high service levels in fulfilling their orders. Hospitality customers also use GPOs as intermediaries in order to gain procurement scale.

•	National restaurant chains. The top 100 national restaurant chains were estimated to generate $75 billion in U.S. foodservice distribution industry purchases in 2015. They are projected to grow at a 1.7% real CAGR over the next five years. These customers tend to in-source most activities except distribution, where they often rely on system distributors primarily for freight and logistics.

We believe that a broad array of value-added solutions offered by foodservice distributors makes customers more effective and efficient and can help foodservice distributors profitably grow their businesses. These services require distributors to invest in their capabilities, resulting in a higher cost-to-serve. When customers benefit from product and service solutions, they purchase a more attractive and profitable mix of items and tend to have stronger commercial relationships and loyalty.

We believe that the customer types that we target (as highlighted on the following chart) have greater growth prospects and/or benefit from value-added solutions to a greater extent than other customer types. This highlighted group is projected to grow at a combined real CAGR of 3.0% compared to the overall industry CAGR of 2.4% over the next five years, according to Technomic.

Customer Types in Foodservice Distribution

Source for expected growth and market size in the above text and chart: Technomic (February 2016). US Foods utilizes Technomic definitions of Restaurant and Bars as proxies for specific customer types: “Small Chains & Independents” as Independent Restaurants, “101-500 Chains” as Regional Chains and “Top 100 Chains” as National Restaurant Chains. The Company’s “All Other” category is the “Military, Corrections and All Other” Technomic definition.

There are several important dynamics affecting the industry.

•	Evolving consumer tastes and preferences. Consumers demand healthy and authentic food alternatives with fewer artificial ingredients, and they value locally harvested and sustainably manufactured products. In addition, many ethnic food offerings are becoming more mainstream as consumers show a greater willingness to try new flavors and cuisines. Changes in consumer preferences create opportunities for new and innovative products and for unique food-away-from-home destinations. This, in turn, is expected to create growth, margin expansion and better customer retention opportunities for those distributors with the flexibility to balance national scale and local preferences.

•	Generational shifts with millennials and baby boomers. Given their purchasing power, millennials and baby boomers will continue to significantly influence food consumption and the food-away-from-home market. According to a 2014 U.S. Census Bureau survey, there are 83 million individuals between the ages of 13 and 33 in the United States. That makes these millennials the largest demographic cohort. They are key to driving growth in the broader U.S. food industry as their disposable income increases. Baby boomers continue to shape the industry as they remain in the workplace longer, prolonging their contribution to food-away-from-home expenditures.

•	Growing importance of e-commerce. We see significant future growth in e-commerce and in the adoption of mobile technology solutions by foodservice operators. E-commerce solutions increase customer retention. They also deepen the relationship between foodservice distributors and customers, creating new insights and services that can make both more efficient. We think deeper, technology-enabled relationships with customers will accelerate the adoption of new products and increase customer loyalty. As a result, distributors that have invested in creating these capabilities will have a competitive edge. We believe this trend will accelerate, as millennials become key influencers and decision-makers within the industry, particularly at the customer level.

We believe that we have the scale, foresight and agility required to proactively address these trends and, in turn, benefit from higher growth, greater customer retention and improved profitability.

Our Business Strategy

While we serve all customer types, our strategy focuses on independent restaurants, small chains, and regional chains, and healthcare and hospitality customers. These customers generated approximately 66%, 65%, and 64% of our net sales in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Their expected growth, mix of product and category purchases, adoption of value-added solutions and other factors make them attractive to us strategically and financially.

Our mission to be First in Food is brought to life by our strategy of Great Food. Made Easy. We offer innovative products and services that help chefs and operators succeed. Our e-commerce tools and mobile solutions make it easier for customers to do business with us. We execute on these elements of our strategy while delivering on the fundamental requirements that are important to all of our customers. This strategy is supported by a series of capabilities and initiatives depicted in the following pyramid.

Great Food. Made Easy. Strategic Priorities and Supporting Initiatives

•	“Great Food.” Food leadership means meeting the needs of a diverse and growing customer base and providing a broad product portfolio. This offering includes items from leading manufacturers under their own brands and from our private brands. Our unique product innovation capabilities keep us at the forefront of emerging food trends. We work with suppliers to bring new items and concepts to market that are relevant and in line with consumer preferences. Locally harvested and sustainable products are a recent example. The Great Food element of our strategy, while relevant for all customers, is especially important to our core independent and regional restaurant customers. They particularly value food quality, menu diversity and insights into emerging trends in consumer preferences.

•	“Made Easy.” An easy customer experience means providing the broadest and most relevant e-commerce and business support tools in the U.S. foodservice distribution industry. We combine a consultative selling approach with data-driven customer insights, and industry leading e-commerce technology. Our mobile and e-commerce capabilities allow customers to easily place orders, track shipments, quickly and efficiently view product information, and verify orders at delivery for invoice accuracy. Our knowledge of consumer trends and innovative food offerings, coupled with a deep understanding of our customers’ operations, allows us to bring opportunities for growth and efficiency to our customers. These efficiencies include menu planning solutions and labor-saving products. We are also expanding our capabilities with analytical tools that yield additional insights from our transactional and operational data. These tools are particularly valued by independent and regional restaurants as well as our healthcare and hospitality customers, who seek easier ways to transact.

•	Flawless Fundamentals. We strive to be flawless when we interact with our customers every day. They value product quality, food safety, product price, and variety, as well as dependable and accurate transactions and delivery. We believe that we outperform most of our competitors in many of these areas, as evidenced by the results of customer surveys. We understand the importance of flawless execution across all touch-points from ordering to delivery to billing. Our people continuously seek to improve this experience, which we believe will further strengthen our customer relationships and widen the performance gap between us and our competitors.

•	Foundational Excellence. We focus on people, processes, infrastructure, and insights from analytics. This begins with a commitment to our approximately 25,000 employees: developing their talents and maintaining a strong and vibrant culture. We have significant scale in our operating network, coupled with leading supply chain management capabilities and standardized business processes. This includes a common technology infrastructure supporting transactional, operating, and financial activities, which results in a streamlined organizational model that supports local leadership with centralized capabilities.

Research using the NPS1 indicates that our strategy resonates with customers. Results show that we have higher NPS scores than our primary competitors. In addition, we measure our performance relative to competitors on a variety of dimensions that are important to customers in our industry, including quality, innovation, ease of transactions, on-time delivery, and food safety. Here, we also outperform our competition on most attributes exemplified in our 2015 satisfaction scores across key attributes (in the chart below). Our outperformance on the attributes that are central to our strategy, such as product innovation, being easy to do business with, and easy online ordering, allow us to win with our key target customer types.

Net Promoter Score Trends vs. Competitors	2015 Customer Satisfaction Scores Across Key Attributes

Source: Datassential	Source: Datassential

[1]	The Net Promoter Score methodology is calculated using responses to a single question, on a 0-10 scale: How likely is it that you would recommend US Foods to a friend or colleague?

Respondents are grouped as follows:

Promoters (score 9-10) are loyal enthusiasts who will keep buying and referring others, fueling growth.

Passives (score 7-8) are satisfied but unenthusiastic customers who are vulnerable to competitive offerings.

Detractors (score 0-6) are unhappy customers who can damage the brand and impede growth through negative word-of-mouth.

The Net Promoter Score is calculated by subtracting the percentage of Detractors from the percentage of Promoters. The Net Promoter Score can range from a low of -100 (if every customer is a Detractor) to a high of 100 (if every customer is a Promoter).

We believe our strategy has enabled us to grow with target customers. From our 2011 rebranding through the end of fiscal 2015, we have increased the volume of business, as measured by cases shipped, with our independent and regional restaurants and our healthcare and hospitality customers at a combined CAGR of 1.8%. Our volume growth with independent restaurant customers has also seen a recovery in recent quarters to levels consistent with what we had experienced prior to the announcement of the Acquisition.

Year Over Year Growth in Cases Shipped to Independent Restaurants
Source: Company results and calculations.

What Makes Us Different

We are one of two national players in a large, resilient and fragmented industry. We believe a number of factors differentiate us from competitors in the eyes of customers: our innovative product offering, leading e-commerce platform, superior customer selling approach, functionalized operating model, and experienced management team.

Innovative products. We believe we provide one of the most innovative food offerings in the industry. Since 2011, we have launched over 330 new products (out of an estimated 2,000 items evaluated) that have generated approximately $900 million in incremental cumulative net sales. Our dedicated product development and innovation team includes food scientists, chefs, and packaging engineers. They search the world for new and forward thinking food concepts and work collaboratively with leading suppliers and co-packers to develop products based on these insights.

For example, our Chef’s Line Pat LaFrieda Angus Beef Burger is a custom beef patty developed exclusively for our customers by renowned New York butcher Pat LaFrieda. It features Angus short rib and chuck prepared with LaFrieda’s proprietary chopped technology versus a traditional grind. Our Chef’s Line All Natural Ready-to-Cook Turkey Roast is an all-natural turkey breast developed with Butterball and DuPont Film. It is wrapped in film rather than traditional foil, which reduces cook time, eliminates cross-contamination and enhances taste, texture, and appearance. Our Monarch Mirepoix Blend is a blend of onions, carrots, and celery that comes peeled and chopped, which can save up to two hours of back-of-the-house labor per case while reducing waste.

Our company has been certified by the Marine Stewardship Council Chain of Custody across all of our distribution centers, demonstrating our commitment to sourcing from certified sustainable fisheries. We plan to launch or rebrand a line of over 250 sustainable products in 2016. We also are in the process of removing artificial ingredients from our premium private brands by substituting all natural alternatives for what we call the “US Foods Unpronounceables List.”

We launch products nationally under proprietary marketing campaigns called The Scoop. Each Scoop launch features 20 to 30 new US Foods products. The campaign, occurring several times a year, is coordinated with local sales teams across the country. Their efforts are supported by a variety of marketing tools ranging from print and digital promotions, food shows and customer tasting events, and social media. Prior to each Scoop launch, sales associates receive rigorous training on each new item. We use proprietary analytic tools to identify high-potential target customers and direct our selling efforts accordingly. 57.5% of our customers have purchased Scoop items in fiscal 2015 and those customers represent $17.2 billion in net sales attributable to their purchases of both Scoop and non-Scoop items. Approximately 40% of our customers purchase Scoop items when offered at a new Scoop launch. Additionally, Scoop customers have 15% higher case growth and up to 7% higher retention rates than non-Scoop customers.

Broad product offering, including a leading private brand program. To address the needs of our target customers, we provide a wide product assortment of over 400,000 fresh, frozen and dry food SKUs and non-food items sourced from over 5,000 suppliers. We believe we have industry-leading category management capabilities that capitalize on our procurement scale while allowing for local customization.

Our leading private brand program includes an extensive and growing assortment of over 14,000 products across over 20 brands. These contributed $7.3 billion (representing 32%) in net sales in fiscal 2015. Since 2013, our private brand offering has grown by almost 1,200 products. We believe the depth and quality of our tiered private brand offering gives us an advantage. Many of our competitors use private brands primarily as a lower price point option for their customers. We offer private brand products that extend across a broad spectrum of “good, better, best” tiers based on price and quality.

The “best” tier offers products not often provided by our competitors. For example, our Metro Deli line was the first comprehensive private brand line of all natural deli products offered by a broadline distributor. It has displaced a leading national brand at many locations due to its quality, value, and all-natural attributes. Our Chef’s Line brand is based on the premise of “making food as good as your own if you had the time.” These products are pre-made using high-caliber ingredients to create labor savings and reduce waste without sacrificing quality. Our Rykoff Sexton brand is built on a 130-year legacy of providing uncompromised quality ingredients. The “better” tier offers products that are equal or superior to the quality of comparable manufacturer brands. The “good” tier, our value brands, offers a variety of lower cost products for customers who demand consistent quality and lower price points. Our private brand products typically have higher gross margins compared to similar manufacturer-branded offerings. They are generally priced below comparable manufacturer brands, where available, which we believe drives preference and loyalty with customers.

Leading e-commerce and mobile technology solutions. We believe we were the first in our industry to offer e-commerce and mobile technology solutions to customers. These solutions allow customers to more easily place orders, track shipments, analyze food costs, analyze trends based upon transactional history over time, manage inventory, make payments and quickly view product information. They also enable our sales associates to spend more quality time with customers, focusing on consultative selling and presenting value-adding services rather than doing order entry. In our surveys and benchmarking studies, customers continue to rate our functionality and ease of use as better than competitors. Customer adoption of our e-commerce platform continues to grow, as illustrated in the following charts.

In fiscal 2015, $15 billion in net sales was generated through e-commerce platforms, representing 66.7% of our total net sales. Our mobile application has been downloaded over 160,000 times since its launch in 2013. We continuously extend its functions and features and, in its current form, it has over 100 functions ranging from day-to-day transactions to product research to recommendations and promotions. We believe our sales from e-commerce orders are the highest in the industry, and they rank in the top 10 for all business-to-business companies, according to 2016 B2B E-Commerce 300. This high level of penetration reflects the importance of e-commerce to our customers.

E-commerce adoption has significant benefits for customers and drives incremental growth and profit for us. For example, our independent restaurant customers who use e-commerce to place orders have up to 7% higher retention rates, 5% higher purchase volumes and an approximately 600 bps higher NPS score than those that do not. When customers place their own orders using e-commerce tools, this significantly improves sales force productivity, allowing our sales associates to focus on growing the business versus “taking orders.”

Many e-commerce customers are engaged in social media, providing additional channels for us to build strong and enduring relationships with them. We have more Twitter followers and 3.5-times more Facebook likes than our five largest competitors combined.

Superior team-based selling approach. Over the last several years our sales associates have made significantly more sales per associate, which we believe exemplifies our efficient and effective selling approach. This is supported by a team approach to customers, proprietary tools that help our sales force better understand their customers, and a set of business solutions that help operators compete.

•

Robust front-line selling capabilities driving local “touch” with customers. Our selling organization has over 4,000 sales associates engaged in a team-based selling approach. Our selling teams are supported on the street by chefs, restaurant operations consultants and product specialists, and customer service representatives in a seamless and team-based manner. Together this team provides cohesive support including menu planning, recipe ideas, product selection, and pricing strategies. We believe this approach is unique in our industry. At many competitors, sales associates view themselves as independent sales representatives managing their own book of business. Our sales associates, in contrast, represent the entire US Foods brand, giving them a local touch while bringing the expertise of our entire organization to each customer opportunity. We believe this concerted effort results in our receiving a higher share of our customers’ purchases and better customer retention.

•	Data-driven insights and predictive analytics to guide the selling team. We have proprietary analytical capabilities, which we call “CookBook.” This enables us to apply predictive analytics to customer data to generate actionable insights for our selling organization. These insights inform and optimize day-to-day activities such as pricing, sales planning and cross-selling offers. The effectiveness and productivity gains from these tools allow our sales associates to deepen customer relationships and explore new opportunities for mutual growth. We also leverage this capability for market insights relevant to our suppliers. One example of how we use this capability is that our sales associates receive an alert if a customer is at risk of deviating from historical purchasing patterns, allowing the sales associate to quickly address the situation. Our predictive analytical capabilities also extend to the way we make targeted offers to our customers. Our “My Kitchen” marketing campaigns, which occur several times a year, are an example of how analytic insights can drive a unique value proposition for customers. My Kitchen enables “one-to-one” promotions for selected customers. We use predictive analytics to provide tailored offers and product recommendations that are likely to be important to customers. Every customer sees its name printed on high quality marketing material and a set of offers that are unique and tailored to them. These promotions are highly relevant and impactful for our customers, and they drive a greater share of purchases, new product adoption and profitable growth for us.

•	Solutions that help customers operate more profitably. Our “Menu Profit Pro” application takes purchase data across the entire supplier base of a given customer and matches this data with actual sales data to allow a customer to better understand the relative profitability of different items on their menu. In addition, our customers also have access to a variety of transactional data that allows them to better understand their operations for improved forecasting, inventory management and productivity.

•	Grass roots, value-added marketing through “Food Fanatics.” Launched in 2012, “Food Fanatics” is a marketing program that combines local events with national media. We have a team of 42 in-house culinary experts around the country, which we expect to expand to our major markets during 2016, known as our “Food Fanatics Chefs.” They are imbedded in local markets and provide advice to our customers and our sales associates. We host “Food Fanatics Live” events in local markets across the country. These events bring customers, vendors and sales associates together to discuss food and technology trends of interest to customers in a local market. In fiscal 2015, we held fourteen shows in fourteen cities with approximately 1,600 attendees at each “Food Fanatics Live” event. Local efforts are supported by our award-winning “Food Fanatics” magazine, which is distributed to existing and potential customers. This magazine, which is free and primarily funded through advertising, includes third-party content on food trends, food people and ideas to increase profitability for our customers.

Functionalized operating model and business culture. We operate as one business with standardized business processes, shared systems infrastructure and an organizational model that optimizes national scale with local execution, which we believe is a key differentiator from our competition. We have centralized activities where scale matters and our local field structure focuses on customer facing activities. For example, our product innovation and research and development efforts, brand marketing, e-commerce initiatives, national vendor negotiations and other aspects of our supply chain are managed centrally, and we have shared services and a common information technology platform across our entire organization. However, activities that are closer to the customer such as pricing to local customers, product replenishment and local business development efforts are managed locally with support provided by regional leaders and our corporate office organized by function.

Taken as a whole, our functionalized model balances the advantages of scale and flexibility. The result is a more responsive and lower cost operating model, which improves our time-to-market. This model also has enabled us to achieve a much greater consistency in our offering and execution, which is important to both regional and national customers.

In 2016, we are further leveraging this model by moving to a multi-site approach to management, consolidating local back-office support functions from 61 distribution centers into 26 area hubs with broader geographic scope. In addition to generating significant cost savings, we believe this initiative will enable better network and route optimization, and more efficient integration of acquisitions.

One of only two national broadline players in a highly fragmented industry with resilient growth. We are the second-largest distributor, as measured by sales, in the $268 billion U.S. foodservice distribution industry. This makes us about three times the size of the average regional competitor. The industry is highly fragmented with an estimated 77% of industry sales represented by local and regional distributors that lack a national distribution footprint. In contrast, our national footprint enables us to serve large regional or multi-regional customers who want a more seamless experience across their own geographies. In addition, our scale provides several advantages versus regional or local distributors. We achieve volume savings from purchases on everything from cost-of-goods to fleet and fuel. We are able to achieve greater efficiencies of scale for our basic centralized administrative support functions, such as accounting, payroll and tax, resulting in a lower unit cost for these services. We also have greater flexibility to invest in initiatives requiring significant capital and talent, such as product development, e-commerce, marketing and other areas that support our Great Food. Made Easy. strategy.

An experienced and invested management team. Our leadership team has extensive experience and proven success in the foodservice industry. The eleven members of our leadership team have over 110 years of combined expertise in the foodservice industry, which we believe has been an important factor in our past successes. In addition to foodservice, these executives bring deep experience from related industries, including retail, manufacturing and other types of distribution. Our management and field leadership team, including our regional and area presidents, has invested personal funds in our equity. Substantially all of management’s incentive compensation is tied to achieving growth and profitability targets.

Our Growth Strategy

Our growth strategy gives us an opportunity to outpace the projected growth of the U.S. foodservice distribution industry. We intend to do so by increasing our revenue with our target customers, continuing to drive greater cost savings and efficiencies and making opportunistic acquisitions as described below:

Grow our revenue and gross profit with our target customers. We are taking the following actions to further expand our net sales and profitability:

•	Increase our share with new and existing customers. We anticipate growing our share with our target customers, which include independent and regional restaurants, hospitality, and healthcare customers, by providing the most compelling combination of products, services and analytical tools coupled with the ease of online transactions. Our internal studies show customers increasingly prefer our innovation, product offering and convenient mobile and e-commerce solutions. We have also seen significantly lower rates of customer churn for those using our innovative products and online platforms.

•	Grow our share in center-of-plate and produce. Center-of-plate proteins and produce categories account for a significant portion of total industry sales. These categories are often provided by a number of specialty distributors that have deep category knowledge but lack scale. Our objective is to be our customer’s “first choice” in these categories. We expect this will drive additional revenue and gross profit from current customers, as they shift business from specialty distributors to US Foods. We have seen higher growth in markets where we are using this strategy, which includes industry-leading training for our sales force. We are strengthening our offering by expanding our Stock Yards manufacturing footprint. Stock Yards provides high-quality meat and seafood, custom cut and packaged to a customer’s specifications.

•	Expand our private brand program. We are committed to supporting our private brands, which offer a differentiated positioning and product selection, better price points, and higher gross margins than manufacturer-branded products. We intend to continue leveraging our scale to further reduce the cost of goods for our private brand offerings and enhance incentives for our sales force to drive private brand growth. We believe these efforts will increase profitability and customer loyalty.

Continue to reduce our operating expenses. We are taking the following actions to further increase our productivity:

•	Optimize our network and increase distribution productivity. We expect to drive productivity savings through a combination of network consolidation, continuous improvement, and better alignment of compensation and productivity. For example, in 2015 we announced the potential closure of our Baltimore distribution center, and we closed our Lakeland, Florida distribution center as part of a program to improve the effectiveness and efficiency of our distribution network. We also opened two highly efficient distribution facilities to serve growing markets. We are implementing tools and processes for more efficient route optimization and slotting in our warehouses and aligning employee incentives and standards with productivity across the network. These are selected examples of broader initiatives that will continue to improve efficiencies across our distribution network and reduce supply chain costs.

•	Increase the efficiency of our sales organization. We have increased our net sales dollars per sales associate by over 30%, from $4.0 million in 2012 to $5.4 million in fiscal 2015. We expect that our sales associates will continue to achieve higher productivity levels, enabled by a combination of our e-commerce tools and our team-based selling approach.

•	Use a lower-cost standard organization model and common systems infrastructure. We are targeting cost savings from further streamlining our overhead and shared services. This involves moving from individual support centers at each of our distribution centers to a multi-site model where several distribution centers are served by a hub. This allows us to reduce the number of reporting regions and streamline our operating infrastructure. We are also consolidating our spending across our indirect spend categories, which is fragmented today. Our goal is to capture additional savings from leveraging our scale in aggregating purchasing, modifying internal practices and improving vendor compliance.

Pursue opportunistic acquisitions for accelerated growth. Our company has a strong record of identifying, completing and integrating accretive acquisitions. From fiscal 2010 through 2013, we completed twelve acquisitions. These have either been broadline distributors with local strength or specialty distributors with distinct capabilities across ethnic food, center-of-plate and produce categories. In December 2015, we acquired a leading broadline distributor in the Milwaukee market with over $100 million in annual sales and a high concentration of independent restaurant customers and in March 2016 we acquired Cara Donna Provision Co., a broadline foodservice distributor in the Boston area. Due to the level of fragmentation in the U.S. foodservice distribution industry, we believe there are plenty of attractive acquisition opportunities for us. We intend to identify and make selective synergistic acquisitions to enhance our growth.

Customers and Products

Our sales force of more than 4,000 sales representatives serves a diverse group of customers. Our customers include independently-owned single and multi-unit restaurants, regional restaurant concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. In fiscal 2015, no single customer represented more than 4% of our total customer sales. Sales to our top 50 customers/GPOs represented approximately 43% of our net sales in fiscal 2015.

Customers rely on us for support in many areas, including product development and innovation, assortment expertise and selection, menu preparation, recipe ideas, restaurant operations consulting, and pricing strategies.

They also benefit from nationally branded and private brand products, value-added offerings, such as menu engineering and marketing services, and customer service. Customers typically purchase products from multiple foodservice distributors.

We have relationships with GPOs that act as agents for their members in negotiating pricing, delivery and other terms. Some customers who are members of GPOs purchase their products directly from us under the terms negotiated by their GPOs. In fiscal 2015, this accounted for about 23% of our total customer purchases. GPOs primarily focus on healthcare, hospitality, education, government/military and restaurant chains.

This table presents the sales mix for our principal product categories for the fiscal years ended January 2, 2016, December 27, 2014, and December 28, 2013.

	2015	2014	2013
Meats and seafood	36%	36%	34%
Dry grocery products	18%	18%	19%
Refrigerated and frozen grocery products	15%	15%	16%
Equipment, disposables and supplies	9%	9%	10%
Dairy	11%	11%	10%
Beverage products	6%	6%	6%
Produce	5%	5%	5%

	100%	100%	100%

Product Brands and Other Intellectual Property

We have a broad assortment of categories and brands to meet customers’ needs. In many categories, we offer products under our own private brands and trademarks.

We have registered the trademarks US Foods, Food Fanatics and Chef’s Store in connection with our overall US Foods brand strategy and with our retail outlets. We have also registered or applied to register the following trademarks in the United States in connection with our brand portfolio: for our best tier lines: Chef’s Line, Rykoff Sexton, Stock Yards and Metro Deli; for our better tier products: Monarch, Monogram, Molly’s Kitchen and Glenview Farms, among others; and for our good tier offerings: Valu+Plus and Harvest Value.

Other than the US Foods trademark, and the trademarks for our brand portfolio, we do not believe that trademarks, patents or copyrights are material to our business.

Merchandising

Our Merchandising Group manages procurement and our portfolio of products for both our private and national brands. The group is responsible for setting and executing product and category strategies and then working with each area to implement our category vision. The professionals in this group also use extensive food safety and quality assurance resources to ensure consistency, integrity and high standards of excellence in the products we distribute.

The group concentrates on optimizing product assortment by leveraging our purchasing scale. We implemented a strategic vendor management process to ensure our suppliers provide the most effective combination of quality, service and price over the long term. This allows us to use a national marketing calendar to more effectively reach our diverse customer base.

The Merchandising Group’s test kitchen facilitates product research and development. A team of chefs and product developers works closely with our category managers and suppliers to create products that only are available from us. This product innovation and marketing program is a centerpiece of our strategy of Great Food. Made Easy.

Suppliers

We purchase from over 5,000 individual suppliers, none of which accounted for more than 5% of our aggregate purchases in fiscal 2015. Our suppliers generally are large corporations, selling private brand products. Additionally, regional suppliers support targeted geographic initiatives, and private label programs requiring regional distribution. We generally negotiate supplier agreements on a centralized basis.

Logistics

Our logistics function is responsible for all company-managed inbound freight and freight optimization. This group includes both national operations at our company headquarters in Rosemont, Illinois and a field-based logistics team.

The national logistics team handles the building, tracking and execution of inbound transportation loads, using our Transportation Management System. The national logistics team also manages broader strategic initiatives associated with overall network optimization as well as carrier and vendor relationships, such as the inbound freight component of a vendor relationship (versus the product cost component, which is managed by our Merchandising Group).

The field-based support team works with field operations and replenishment to identify savings associated with inbound freight optimization in a specific location.

Competition

Foodservice distribution is competitive. It is a fragmented industry, filled with various types and sizes of distributors, as well as adjacent competition (such as cash and carry and club stores and new market entrants). In addition, the market is sensitive to national and regional conditions and has low margins.

Over 15,000 foodservice distributors participate in the food-away-from-home marketplace. Competition consists of one other national distributor, and many regional and local distributors. Smaller companies align themselves with other local and regional players through purchasing cooperatives and marketing groups. This allows them to expand their geographic markets, private label offerings, and overall purchasing power, and their ability to meet customers’ distribution requirements.

There are few barriers to market entry. A number of adjacent competitors also serve the commercial foodservice market. These include cash and carry operations, commercial wholesale outlets (such as Restaurant Depot), club stores (such as Sam’s Club and Costco) and grocery stores. Because there are few barriers to entry, we have begun to experience competition from online direct food wholesalers, including e-commerce companies such as Amazon.com.

Our customers purchase from multiple suppliers. Most buying decisions are based on the type of product, its quality and price, plus a distributor’s ability to completely and accurately fill orders and provide timely deliveries. Customers can choose from many broadline foodservice distributors, specialty distributors that focus on specific categories (such as produce, meat or seafood), club stores, grocery stores and a myriad of new online retailers. Since switching costs are low, customers can make supplier and channel changes quickly. Existing foodservice competitors can extend their shipping distances, and add truck routes and warehouses relatively quickly to serve new markets or customers.

We differentiate ourselves from the competition by providing an innovative food offering and an easy customer service experience. We serve a diverse customer base with a salesforce of more than 4,000 associates who are well equipped to meet the evolving demands of our customers. We have increased our category management capabilities while remaining focused on innovation and differentiation in our exclusive brand portfolio. Our intention is to leverage our investment in information technology to make the customer experience easy.

Government Regulation

As a marketer and distributor of food products in the United States, we must comply with various laws and regulations from federal, state and local regulatory agencies. Our policy is to comply with all applicable laws and regulations. A summary of certain laws and regulations is described below.

Food Holding

We are subject to the Federal Food, Drug and Cosmetic Act; the Bioterrorism Act; and regulations created by the U.S. Food and Drug Administration (“FDA”). The FDA regulates manufacturing and holding requirements for foods, specifies the standards of identity for certain foods and prescribes the format and content of certain information that must appear on food product labels.

The recently published and pending rules under the FDA Food Safety Modernization Act (“FSMA”) will significantly expand our food safety requirements. Among other things, we will be required to establish and maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated. The FSMA further regulates food products imported into the United States and provides the FDA with mandatory recall authority. The Act’s pending rules, including the rule on the sanitary transportation of food, may require us to enhance our systems to ensure that we meet new standards for maintaining the safety of food during transportation.

For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Country of Origin Labeling Act, and regulations from the U.S. Department of Agriculture (“USDA”). The USDA imposes standards for product quality and sanitation, including the inspection and labeling of meat and poultry products, and the grading and commercial acceptance of produce shipments from our vendors.

Our company and products are also subject to state and local regulation. This includes measures such as the licensing of our facilities, enforcement of standards for our products and facilities by state and local health agencies, and regulation of our trade practices in connection with selling products.

Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. Our facilities are generally inspected at least annually by federal and/or state authorities. We also must establish communication programs to transmit information about the hazards of certain chemicals present in some of the products we distribute.

Our customers include several departments of the federal government, including the Department of Defense and Department of Veterans Affairs facilities, as well as certain state and local entities. These customer relationships subject us to additional regulations applicable to government contractors.

Trade

For the purchase of products manufactured outside of the United States, and for the shipment of products to customers located outside of the United States, we are subject to customs laws regarding the import and export of shipments. Our activities, including working with customs brokers and freight forwarders, are subject to regulation by U.S. Customs and Border Protection, part of Homeland Security.

Anticorruption

Because we are organized under the laws of a state in the U.S. and its principal place of business is in the U.S., it is considered a “domestic concern” under the Foreign Corrupt Practices Act and is covered by the anti-bribery provisions of the Act. The anti-bribery provisions of the FCPA prohibit any domestic concern and any officer, director, employee, or agent, acting on behalf of the domestic concern from paying or authorizing payment of anything of value to (i) influence any act or decision by a foreign official; (ii) induce a foreign official to do or omit to do any act in violation of his/her lawful duty; (iii) secure any improper advantage; or (iv) induce a foreign official to use his/her influence to assist the payor in obtaining or retaining business, or directing business to another person.

Ground Transportation

The U.S. Department of Transportation and its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration regulate our trucking operations through the regarding the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours-of service. Such matters as weight and dimension of equipment also fall under federal and state regulations.

Environmental

Our operations are also subject to a broad range of federal, state, and local environmental laws and regulations. Our operations are also subject to zoning and building regulations. The environmental laws and regulations cover a variety of procedures, including appropriately managing wastewater and stormwater; complying with clean air laws, including those governing vehicle emissions; properly handling and disposing of solid and hazardous wastes; protecting against and appropriately investigating and remediating spills and releases; and monitoring and maintaining underground and aboveground storage tanks for diesel fuel and other petroleum products.

A number of our facilities have ammonia or Freon-based refrigeration systems, which could cause injury or environmental damage if accidently released. In addition, many of our facilities have propane and battery powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances, and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs.

Employment

The U.S. Department of Labor and its agencies, the Employee Benefits Security Administration, the Occupational Safety & Health Administration and the Office of Federal Contract Compliance, regulate our employment practices and standards for workers. We are also subject to laws that prohibit discrimination in employment based on non-merit categories, including Title VII of the Civil Rights Act and the Americans with Disabilities Act, and other laws relating to accessibility and the removal of barriers. Our workers’ compensation self-insurance is subject to regulation by the jurisdictions in which we operate.

Our facilities are subject to inspections under the Occupational Safety and Health Act to ensure our compliance with certain manufacturing, health and safety standards to protect our employees from accidents. We are also subject to the National Labor Relations Act (NLRA) which governs the process for collective bargaining between employers and employees and protects the rights of both employers and employees in the workplace.

Compliance

We believe that we comply with the regulatory requirements relating to our operations. Failing to comply with applicable regulatory requirements could result in a number of adverse situations. These could include administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning or untitled letters; cease and desist orders against operations that are not in compliance; closing facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; and the failure to get additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business. Any of these could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future, and we may incur material costs to comply with them, or any required product recalls.

Employees

As of January 2, 2016, we had approximately 25,000 employees located in 48 states. Our approximately 16,000 non-exempt employees (that is, employees who are entitled to overtime pay under the Fair Labor Standards Act) are primarily warehouse workers and drivers. Roughly 4,700 employees are members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal year 2015, we renegotiated eleven agreements with labor unions, covering about 700 employees. In fiscal year 2016, fourteen CBAs covering approximately 1,600 employees will be subject to renegotiation. We believe we do extensive contingency planning in advance of all negotiations with a goal of ensuring we can continue to operate our facilities that may be affected by work stoppages.

A labor agreement covering approximately 200 employees in our Phoenix, Arizona distribution center expired in October 2015. Negotiations to reach a new agreement with the local union bargaining committee have been unsuccessful to date and, in February 2016, members of the Teamsters Local 104 went on strike at this facility. Employees at Teamsters-represented distribution centers in Los Angeles, San Diego, and Corona, California, joined in sympathy strikes. Notwithstanding that the initial strike by Teamsters Local 104 and the sympathy strikes have ended, we have not entered into a new labor agreement with Teamsters Local 104, so there is a risk of additional strikes and sympathy strikes in the future. We continue to make ourselves available to negotiate in good faith with the local bargaining committee in Phoenix with respect to this matter.

While we have experienced work stoppages in the past, we believe we have generally good relations with both union and non-union employees, and we believe we are well-regarded in the communities in which we operate.

Available Information

You may read and copy any documents that we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information about issuers that file electronically with the SEC, including US Foods, Inc. The SEC’s website address is included in this Annual Report on Form 10-K as an inactive textual reference only. We also maintain a website, www.usfood.com, which does not contain investor information at this time due, but does provide additional information about our locations, products and services, brands, and leadership and provides additional contact information for US Foods, Inc.

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

Risks Relating to Our Business and Industry

Ours is a low-margin business, and our profitability is directly affected by cost deflation or inflation, commodity volatility and other factors.

Foodservice distribution is characterized by relatively high inventory turnover with relatively low profit margins. Volatile commodity costs have a direct impact on our industry. We make a significant portion of our sales at prices that are based on the cost of products we sell, plus a percentage margin. As a result, our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation also may reduce our profit margins and earnings, if product cost increases cannot be passed on to customers because they resist paying higher prices. In addition, periods of rapid inflation may have a negative effect on our business. There may be a lag between the time of the price increase and the time at which we are able to pass it along, as well as the impact it may have on discretionary spending by consumers.

Competition in our industry is intense, and we may not be able to compete successfully.

Foodservice distribution is highly competitive. One of our competitors has greater financial and other resources than we do. Furthermore, there are a large number of local and regional distributors. These companies often align themselves with other smaller distributors through purchasing cooperatives and marketing groups. The goal is to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. These suppliers also rely on local presence as a source of competitive advantage, and they may have lower costs and other competitive advantages due to geographic proximity. Additionally, adjacent competition, such as cash and carry operations, commercial wholesale outlets, club stores and grocery stores, continue to serve the commercial foodservice market. We also experience competition from online direct food wholesalers, such as Amazon.com. We generally do not have exclusive service agreements with our customers, and they may switch to other suppliers that offer lower prices, differentiated products or customer service that is perceived to be superior. The cost of switching suppliers is very low as are the barriers to entry into the U.S. foodservice distribution industry. We believe most purchasing decisions in the U.S. foodservice distribution industry are based on the quality and price of the product, plus a distributor’s ability to completely and accurately fill orders and provide timely deliveries.

Increased competition has caused the U.S. foodservice distribution industry to change, as distributors seek to lower costs, further increasing pressure on the industry’s profit margins. Heightened competition among our suppliers, significant pricing initiatives or discount programs established by competitors, new entrants, and trends toward vertical integration could create additional competitive pressures that reduce margins and adversely affect our business, financial condition and results of operations.

We rely on third-party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

We get substantially all of our foodservice and related products from third-party suppliers. We typically do not have long-term contracts with suppliers. Although our purchasing volume can provide leverage when dealing with suppliers, they may not provide the foodservice products and supplies we need in the quantities and at the prices requested. We do not control the actual production of the products we sell. This means we are also subject to delays caused by interruption in production and increases in product costs based on conditions outside our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers; severe weather; crop conditions; product recalls; transportation interruptions; unavailability of fuel or increases in fuel costs; competitive demands; and natural disasters or other catastrophic events (including, but not limited to, the outbreak of food-borne illnesses in the United States). Our inability to obtain adequate supplies of foodservice and related products because of any of these or other factors could mean that we could not fulfill our obligations to our customers and, as a result, our customers may turn to other distributors.

A change in our relationships with Group Purchasing organizations (“GPOs”) could negatively affect our relationships with customers, which could reduce our profitability.

No single customer represented more than 4% of our total net sales in fiscal 2015. However, some of our customers purchase their products under arrangements with GPOs. GPOs act as agents on behalf of their members by negotiating pricing, delivery, and other terms with us. Our customers who are members of GPOs purchase products directly from us on the terms negotiated by their GPO. GPOs use the combined purchasing power of their members to lower the prices paid by their members, and we have experienced some pricing pressure from customers who associate with GPOs. Approximately 23% of our net sales in fiscal 2015 were made by customers under terms negotiated by GPOs. To the extent our customers, for example, independent restaurants who do not typically negotiate directly with GPOs, are able to independently negotiate competitive pricing or become members of GPOs, we may be forced to lower our prices so they will remain customers, which would negatively affect operating margins. In addition, if we are unable to maintain our relationships with GPOs, or if GPOs are able to negotiate more favorable terms for their members with our competitors, we could lose some or all of that business. This could adversely affect our future operating profits.

Our relationships with key long-term customers and GPOs may be materially diminished or terminated.

We have long-standing relationships with a number of our customers and GPOs, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers or GPOs on acceptable terms or at all or collect amounts owed to us from insolvent customers. Our customer and GPO agreements are generally terminable upon advance written notice (typically ranging from 30 days to six months) by either us or the customer or GPO, which provides our customers or GPOs with the opportunity to renegotiate their contracts with us or to award more business to our competitors. The loss of one or more of our major customers or GPOs could adversely affect our business, financial condition and results of operations.

If we fail to increase or maintain our sales to independent restaurant customers, our profitability may suffer.

Our most profitable customers are independent restaurants. We tend to work closely with these customers, providing them access to our customer value added tools and as a result are able to earn a higher operating margin on sales to them. Our ability to continue to gain market share of independent restaurant customers is critical to achieving increased operating profits. Changes in the buying practices of independent restaurant customers, including their ability to require us to sell to them at discounted rates, or decreases in our sales to this type of customer could have a material negative impact on our profitability.

We must consummate and effectively integrate the businesses we acquire.

Historically, a portion of our growth has come through acquisitions. If we are unable to find, consummate, and integrate acquired businesses successfully or realize anticipated economic, operational and other benefits and synergies in a timely manner, our profitability may decrease. Integrating acquired businesses may be more difficult in a region or market in which we have limited expertise. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and/or operational resources. Significant acquisitions may also require incurring additional debt. This could increase our interest expense and make it difficult for us to get favorable financing for other acquisitions or capital investments in the future.

We may be unable to achieve some or all of the benefits that we expect from our cost savings initiatives.

We may not be able to realize some or all of our expected cost savings in the future. A variety of factors could cause us not to realize some of the expected cost savings. These include, among others, delays in the anticipated timing of activities related to our cost savings initiatives, lack of sustainability in cost savings over time, and unexpected costs associated with operating our business. All of these factors could negatively affect our results of operations and financial condition, including by failing to offset any decreases in our profitability.

Significant increases in fuel costs could hurt our business.

The high cost of fuel can negatively affect consumer confidence and discretionary spending. As a result, this reduces the frequency and amount spent by consumers for food prepared away from home. In addition, the high cost of fuel can also increase the price we pay for products, as well as the costs we incur to deliver products to our customers. These factors, in turn, negatively affect our sales, margins, operating expenses and operating results. Additionally, from time to time, we enter into forward purchase commitments for some of our fuel requirements at prices equal to the then-current market price. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than market costs for part of our fuel. As of January 2, 2016, we had diesel fuel forward purchase commitments totaling $132 million through June 2017, which locked in approximately 65% of our projected diesel fuel purchase needs for the contracted period. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel prices from the projected market prices could result in approximately $10 million additional fuel cost on such uncommitted volumes.

An economic downturn, or other factors affecting consumer confidence, could reduce the amount of food prepared and consumed away from home, which could harm our business.

The foodservice market is sensitive to national and regional economic conditions. In recent years, the uneven level of general U.S. economic activity in recent years, the uncertainty in the financial markets, and slow job growth has affected consumer confidence and discretionary spending. A renewed decline in economic activity, other factors affecting consumer confidence, and the frequency and amount spent by consumers for food prepared away from home may reduce our sales and operating results in the future. Additionally, prolonged periods of product cost inflation may have a negative impact on our profit margins and earnings, if the product cost increases cannot be passed on to customers who resist paying higher prices or negatively affect consumer spending. There can be no assurance that one or more of these factors will not reduce future operating results.

We may be subject to or affected by liability claims related to products we distribute.

As any seller of food, we may be exposed to liability claims in the event that the products we sell cause injury or illness. We believe we have sufficient primary or excess umbrella liability insurance to cover product liability claims. However, our current insurance may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying products to us. But this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, the liability related to defective products could adversely affect our results of operations.

Any negative media exposure or other event that harms our reputation could hurt our business.

Maintaining a good reputation is critical to our business, particularly in selling our private label products.

Any event that damages our reputation, justified or not, could quickly affect our revenues and profits. This includes adverse publicity about the quality, safety or integrity of our products. Reports, whether or not they are true, of food-borne illnesses (such as e. coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering could severely injure our reputation. If patrons of our national chain and regional restaurant customers become ill from food-borne illnesses, the customers could be forced to temporarily close restaurant locations and our sales would correspondingly decrease. In addition, instances of food-borne illnesses or food tampering or other health concerns, even those unrelated to our products, can result in negative publicity about the foodservice distribution industry and dramatically reduce our sales.

We face risks related to labor relations and the availability of qualified labor.

As of January 2, 2016, we had approximately 25,000 employees, of which approximately 4,700 are members of local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal year 2015, eleven collective bargaining agreements (“CBAs”) covering approximately 700 employees were renegotiated. In fiscal year 2016, fourteen CBAs covering approximately 1,600 employees will be subject to renegotiation. If we fail to effectively renegotiate any CBAs, this could result in work stoppages and we may, from time to time, be subject to increased efforts to subject us to a multi-location labor dispute as individual labor agreements expire or labor disputes arise. This would place us at greater risk of being unable to continue to operate one or more facilities, delaying deliveries, possibly causing customers to seek alternative suppliers, or otherwise being materially adversely affected by labor disputes. For example, in 2016, members of the Teamsters Local 104 went on strike at our Phoenix, Arizona distribution center following our inability to effectively negotiate a new labor agreement governing those members. Moreover, employees at Teamsters-represented distribution centers in Los Angeles, San Diego, and Corona, California joined in sympathy strikes. Notwithstanding that the initial strike by Teamsters Local 104 and the sympathy strikes have ended, we have not entered into a new labor agreement with Teamsters Local 104, so there is a risk of additional strikes and sympathy strikes in the future. While we believe we have generally satisfactory relationships with our employees, including the unions that represent some of our employees, a work stoppage due to our failure to renegotiate union contracts could have a significant negative effect on us.

Additionally, we risk a shortage of qualified labor. Recruiting and retention efforts, and actions to increase productivity, may not be successful, and we could encounter a shortage of qualified labor in the future. Such a shortage could potentially increase labor costs, reduce profitability and/or decrease our ability to effectively serve customers. Moreover, because our labor costs are, as a percentage of net sales, higher than many other industries, we may be more acutely affected by labor cost increases.

Further, potential changes in labor legislation could result in currently non-union portions of our workforce, such as our warehouse and delivery personnel, being subjected to greater organized labor influence. Should additional portions of our workforce be subject to CBAs, this could result in increased costs of doing business as we may be subject to mandatory, binding arbitration of labor scheduling, costs and standards and we may therefore have reduced operating flexibility.

We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of net sales, higher than many other industries, even if we are able to negotiate agreements and avoid work stoppages, we may be significantly harmed by labor cost increases. In addition, labor is a significant cost of many of our customers in the U.S. food-away-from-home industry. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements, could reduce the profitability of our customers and reduce demand for our products.

Changes in industry pricing practices could negatively affect our profitability.

Promotional allowances have traditionally generated a significant percentage of foodservice distribution gross margins. These payments from suppliers are based upon the efficiencies that the distributor provides by volume purchasing, and marketing and merchandising expertise. Promotional allowances are a standard industry practice and represent a significant source of profitability for our competitors and us. Any change in industry practices that reduced or eliminated purchasing allowances without corresponding increases in sales margin could be disruptive to us and the industry as a whole, and could have a material negative effect on our profitability.

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

Most of our customers are not obligated to continue purchasing products from us.

Most of our customers buy from us pursuant to individual purchase orders, and we often do not enter into long-term agreements with these customers. Because such customers are not obligated to continue purchasing products from us, we cannot assure you that the volume and/or number of our customers’ purchase orders will remain constant or increase or that we will be able to maintain our existing customer base. Significant decreases in the volume and/or number of our customers’ purchase orders or our inability to retain or grow our current customer base may have a material adverse effect on our business, financial condition, or results of operations.

Our business may be subject to significant environmental, health and safety costs.

Our operations face a broad range of federal, state and local laws and regulations relating to the protection of the environment or health and safety. These laws govern numerous issues, including discharges to air, soil and water; the handling and disposal of hazardous substances; the investigation and remediation of contamination resulting from the release of petroleum products and other hazardous substances; employee health and safety; and fleet safety. In the course of our operations, we operate and maintain vehicle fleets, we use and dispose of hazardous substances, and we store fuel in on-site aboveground and underground storage tanks. At several current and former facilities, we are investigating and remediating known or suspected contamination from historical releases of fuel and other hazardous substances. Although the known or suspected contamination at these facilities is not currently the subject of any administrative or judicial proceeding, we cannot provide assurance that we will not be the subject of administrative or judicial proceedings in the future for contamination related to releases of fuel or other hazardous substances. Further, we cannot be sure that compliance with, or liability under, existing or future environmental, health and safety laws, such as those related to remediation obligations, will not adversely affect our future operating results.

Some jurisdictions in which we operate have laws that affect the composition and operation of truck fleets, such as limits on diesel emissions and engine idling. A number of our facilities have ammonia or Freon-based refrigeration systems, which could cause injury or environmental damage if accidentally released. In addition, many of our distribution centers have propane and battery powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances, and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to governmental regulation at the federal, state and local levels in many areas of our business, including food safety and sanitation, wage and hour, employment discrimination, immigration, trade and import, and human health and safety. A more detailed discussion of some of the laws and regulations that we are subject to can be found in “Business—Government Regulation.”

Additionally, due to contracts we have with governmental entities, from time to time, state governmental agencies have conducted audits of our pricing practices as part of investigations of providers of services under governmental contracts, or otherwise. We also receive requests for information from governmental agencies in connection with these audits.

While we attempt to comply with all applicable laws and regulations, we cannot represent that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations.

If we fail to comply with applicable laws and regulations or encounter disagreements with respect to our contracts subject to governmental regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, prohibitions, seizures or debarments from contracting with the government. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations.

We rely heavily on technology, and any disruption in existing technology or delay in implementing new technology could adversely affect our business.

Our ability to control costs and maximize profits, as well as to serve customers most effectively, depends on the reliability of our information technology systems and related data entry processes in our transaction intensive business. We rely on software and other information technology to manage significant aspects of our business. These include to make purchases, process orders, manage our warehouses, load trucks in the most efficient manner, and optimize the use of storage space. Any disruption to this information technology could negatively affect our customer service, decrease the volume of our business, and result in increased costs. We have invested and continue to invest in technology security initiatives, business continuity, and disaster recovery plans. However, these measures cannot fully insulate us from technology disruption that could impair operations and profits. Information technology evolves rapidly. To compete effectively, we are required to integrate new technologies in a timely and cost-effective manner. If competitors implement new technologies before we do, allowing them to provide lower priced or enhanced services of superior quality compared to those we provide, our operations and profits could be affected.

A cybersecurity incident and other technology disruptions could negatively affect our business and our relationships with customers.

We rely upon information technology networks and systems to process, transmit and store electronic information, to process online credit card payments, and to manage or support virtually all of our business processes and activities. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, business partners and our customers. These uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft, online platform hijacking that could redirect online credit card payments to another credit card processing website, and inadvertent or unauthorized release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners. Further, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding increase in exposure to cybersecurity risk. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

Our retirement benefits could give rise to significant expenses and liabilities in the future.

We sponsor defined benefit pension and other postretirement plans. Pension and postretirement obligations give rise to significant expenses that are dependent on assumptions discussed in Note 17, Retirement Plans, to our consolidated financial statements for the fiscal year ended January 2, 2016.

The amount by which the present value of projected benefit obligations of our pension and other postretirement plans exceeded the market value of plan assets of our plans, as of January 2, 2016, was $128 million. Our pension and postretirement cost for fiscal 2015 was $32 million. We review our pension and postretirement plan assumptions regularly. We also participate in various “multiemployer” pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participating in one of these plans, then-applicable law could require us to make additional withdrawal liability payments to the plan, and we would have to reflect such payments on our balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits.

We also announced our tentative decision to close our Baltimore, Maryland distribution facility. We are currently engaged in discussions with the unions representing certain employees regarding this tentative decision. A final decision regarding our Baltimore facility will be made once negotiations with the unions are concluded. In anticipation of a potential closure of the Baltimore facility, we accrued $50 million of estimated multiemployer pension withdrawal liabilities. The estimated multiemployer pension liability was based on the latest available information received from the respective plans’ administrator and represents an estimate for a calendar year 2015 withdrawal. Due to the lack of current information, including changes in market conditions, and funded status of the related multiemployer pension plans, the settlement of these multiemployer pension withdrawal liabilities could materially differ from this estimate. At January 2, 2016, we also had $36 million of multiemployer pension withdrawal liabilities relating to facilities closed prior to 2015. None of these withdrawal liabilities are impacted by the Central States Teamsters Union Pension Plan (“Central States”) settlement.

In December 2015, we reached a settlement with Central States which included a $97 million cash payment. The settlement allowed us to stop participation in the “legacy” Central States pension plan and to begin participation in the “Hybrid” Central States Plan, which adopted an alternative method for determining an employer’s unfunded obligation. The settlement also settled the residual withdrawal liability related to the Eagan, Minnesota and Fairfield, Ohio closed facilities, and resolved the outstanding litigation related to the Eagan Labor Dispute. In addition, we agreed to future annual minimum contribution payments through 2023 of no less than 90% of the 2015 contributions for the ongoing operations under the related facilities’ union contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Retirement Plans.”

In the ordinary course of our renegotiation of CBAs with labor unions that maintain these plans, we could decide to discontinue participation in a plan. In that event, we could face a withdrawal liability. We could also be treated as withdrawing from participation in one of these plans, if the number of our employees participating in these plans is reduced to a certain degree over certain periods of time. Such reductions in the number of employees participating in these plans could occur as a result of changes in our business operations, such as facility closures or consolidations. Some multiemployer plans, including ones in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability. For a detailed description of our retirement plans, see Note 17, Retirement Plans, to our consolidated financial statements for the fiscal year ended January 2, 2016.

Extreme weather conditions and natural disasters may interrupt our business, or our customers’ businesses, which could have a material adverse effect on our business, financial condition, or results of operations.

Some of our facilities and our customers’ facilities are located in areas that may be subject to extreme, and occasionally prolonged, weather conditions, including, but not limited to, hurricanes, tornadoes, blizzards, and extreme cold. Such extreme weather conditions may interrupt our operations and reduce the number of consumers who visit our customers’ facilities in such areas. Furthermore, such extreme weather conditions may interrupt or impede access to our customers’ facilities, all of which could have a material adverse effect on our business, financial condition, or results of operations.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

In the normal course of our business, we are involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including our employees, suppliers, customers, and other counterparties, our investors, or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties may fail to fulfill their contractual obligations.

Changes in consumer eating habits could materially and adversely affect our business, financial condition, or results of operations.

Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. There is a growing consumer preference for sustainable, organic and locally grown products. Changing consumer eating habits also occur due to generational shifts. Millennials, the largest demographic group in terms of spend, seek new and different as well as more ethnic menu options and menu innovation. Millennials also value diversity. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our food products, may be costly and time-consuming. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our menu offerings to trends in eating habits.

We rely on trademarks, trade secrets, and other forms of intellectual property protections, however, these protections may not be adequate.

We rely on a combination of trademark, trade secret and other intellectual property laws in the United States. We have applied in the United States and in certain countries for registration of a limited number of trademarks, some of which have been registered or issued. We cannot guarantee that our applications will be approved by the applicable governmental authorities, or that third parties will not seek to oppose or otherwise challenge our registrations or applications. We also rely on unregistered proprietary rights, including common law trademark protection. However, third parties may use trademarks identical or confusingly similar to ours, or independently develop trade secrets or know-how similar or equivalent to ours. If our proprietary information is divulged to third parties, including our competitors, or our intellectual property rights are otherwise misappropriated or infringed, our competitive position could be harmed.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or potentially prevent us from selling our products.

We cannot be certain that our products do not and will not infringe intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our management and personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and to cease making or selling certain products. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products.

Risks Relating to Our Substantial Indebtedness

We have substantial debt, which could adversely affect our financial health and our ability to raise capital or obtain financing in the future, react to changes in our business, and make payments on our debt.

We are highly leveraged. As of January 2, 2016, we had $4,733 million of indebtedness, net of $25 million of unamortized deferred financing costs. In addition, we had $393 million of outstanding letters of credit under our ABL facility.

Our substantial debt could have important consequences to us, including the following:

•	our ability to obtain additional financing or use our cash flows for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes, and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

•	a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes (for example, approximately $346 million was dedicated to the payment of interest in fiscal 2015);

•	we are exposed to the risk of increased interest rates because a substantial portion of our borrowings are at variable rates of interest;

•	it may be more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may be at a competitive disadvantage compared to our competitors with less debt or comparable debt at more favorable interest rates and they, as a result, may be better positioned to withstand economic downturns;

•	our ability to refinance indebtedness may be limited or the associated costs may increase; and

•	our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. As of January 2, 2016, we had commitments for additional borrowings under our asset-based senior secured revolving loan ABL Facility and our 2012 ABS Facility of $1,121 million (of which approximately $983 million was available based on our borrowing base). On January 8, 2016, borrowing commitments and availability were reduced to $807 million and $669 million, respectively due to additional borrowings that funded a distribution to our parent, US Foods Holding Corp. See Note 24, Subsequent Events, in our consolidated financial statements.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

Our credit facilities and indenture contain covenants that, among other things, restrict our ability to do the following:

•	dispose of assets;

•	incur additional indebtedness (including guarantees of additional indebtedness);

•	pay dividends and make certain payments;

•	create liens on assets;

•	make investments (including joint ventures);

•	engage in mergers, consolidations or sales of all or substantially all of our assets;

•	engage in certain transactions with affiliates;

•	change the business conducted by us; and

•	amend specific debt agreements.

In addition, if borrowing availability under the ABL Facility, plus the amount of unrestricted cash and cash equivalents held by us, falls below a specified threshold of $118 million, the borrowers under such facility, which are our subsidiaries, are required to comply with a minimum fixed charge coverage ratio of 1.0 : 1.0. In addition, if our borrowing availability under the ABL Facility falls below $130 million and, solely with respect to the ABL Facility, certain cash management covenants are breached or a payment default occurs, additional reporting responsibilities are triggered under the ABL Facility and the 2012 ABS Facility.

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

The restrictions under the terms of our credit facilities and indenture may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in our credit facilities and indenture may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under our credit facilities and indenture that would permit the applicable lenders or note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. In any such case, we may be unable to borrow under and may not be able to repay the amounts due under our credit facilities. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to pay interest and principal on our debt facilities and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under our debt will depend on our financial and operating performance. This, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control, as described under “–We have substantial debt, which could adversely affect our financial health and our ability to raise additional capital or obtain financing in the future, react to changes in our business and make payments on our debt” and “–The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business” above.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flows and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

The 2012 ABS Facility will mature in 2018. The ABL Facility will mature on the earlier of: (1) October 20, 2020, which is the amended ABL Facility maturity date; (2) April 1, 2019, if the Senior Notes have more than $300 million of principal outstanding at that date and the maturity date of the Senior Notes has not been extended to later than October 20, 2020; or (3) December 31, 2018, if the Amended 2011 Term Loan has more than $300 million of principal outstanding at that date and the maturity date of the Amended 2011 Term Loan has not been extended to later than October 20, 2020. The Amended 2011 Term Loan will mature in 2019. The CMBS Fixed Facility will mature in 2017. The Senior Notes will mature in 2019. We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities and indenture restrict our ability to dispose of assets and use the proceeds from any such dispositions. As a result, we cannot assure you we will be able to consummate those sales, or, if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet the debt service obligations when due.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

Other Risks

Any failure to maintain financial controls could result in our financial statements becoming unreliable.

Pursuant to contractual obligations in certain instruments governing our debt, we file periodic reports as a voluntary filer. As a voluntary filer we comply with the rules and regulations of the SEC, including periodic and current reporting requirements under the Securities Exchange Act of 1934, as amended, including Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations.

Our management reports on the effectiveness of our internal control over financial reporting. As we test our internal controls in connection with the Section 404 requirements, we could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement. Any failure to maintain the adequacy of internal control over financial reporting, or any consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to assist in detecting fraud.

The Sponsors control us and their interests may conflict with ours in the future.

As of January 2, 2016, the Sponsors collectively own approximately 98.5% of the common stock of our parent. As a result, the Sponsors have the ability to elect all of the members of the board of directors of our parent and thereby control our policies and operations, including the appointment of management, issuances of common stock or other securities, the payment of dividends, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with our interests. In addition, the Sponsors may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their respective judgment, could enhance their investment, even though such transactions might involve risks to us. For example, the Sponsors could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.

Additionally, our parent is party to a stockholders agreement with the Sponsors pursuant to which each Sponsor has agreed to vote in favor of nominees to our parent’s board of directors nominated by the other Sponsor. The stockholders agreement also grants the Sponsors special governance rights, including approval rights over certain corporate and other transactions, and certain rights regarding the appointment and removal of our Chief Executive Officer. The Sponsors will retain these rights so long as they maintain certain specified minimum levels of stockholdings in our parent.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal,” or similar expressions. The statements are based on assumptions that we have made, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, and other factors we think are appropriate. We believe these judgments are reasonable. However, you should understand that these statements are not guarantees of performance or results. Our actual results could differ materially from those expressed in the forward-looking statements.

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties, and other important factors include, among others, the risks, uncertainties, and factors set forth in Item 1A—Risk Factors in Part I of this Annual Report on Form 10-K and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K, and the following risks, uncertainties, and factors:

•	Our ability to remain profitable during times of cost inflation, commodity volatility, and other factors

•	Industry competition and our ability to successfully compete

•	Our reliance on third-party suppliers, including the impact of any interruption of supplies or increases in product costs

•	Any change in our relationships with GPOs

•	Any change in our relationships with long-term customers

•	Our ability to increase sales to independent customers

•	Our ability to successfully consummate and integrate future acquisitions

•	Our ability to achieve the benefits that we expect from our cost savings programs

•	Shortages of fuel and increases or volatility in fuel costs

•	Any declines in the consumption of food prepared away from home, including as a result of changes in the economy or other factors affecting consumer confidence

•	Liability claims related to products we distribute

•	Our ability to maintain a good reputation

•	Costs and risks associated with labor relations and the availability of qualified labor

•	Changes in industry pricing practices

•	Changes in competitors’ cost structures

•	Our ability to retain customers not obligated by long-term contracts to continue purchasing products from us

•	Environmental, health and safety costs

•	Costs and risks associated with government laws and regulations, including environmental, health, safety, food safety, transportation, labor and employment, laws and regulations, and changes in existing laws or regulations

•	Technology disruptions and our ability to implement new technologies

•	Costs and risks associated with a potential cybersecurity incident

•	Our ability to manage future expenses and liabilities associated with our retirement benefits

•	Disruptions to our business caused by extreme weather conditions

•	Costs and risks associated with litigation

•	Changes in consumer eating habits

•	Costs and risks associated with our intellectual property protections

•	Risks associated with potential infringements of the intellectual property of others

•	Risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, and increases in interest rates

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 2, 2016, we maintained 77 primary operating facilities used in our distribution centers. About 77% were owned and 23% were leased. Our real estate includes general corporate facilities in Rosemont, Illinois and Tempe, Arizona. Both of these are leased. The portfolio also includes a number of local sales offices, truck “drop-sites” and vacant land. In addition, there is a minimal amount of surplus owned or leased property. Leases on these facilities expire at various dates from 2016 to 2026, excluding the options for renewal.

The following table sets out our distribution facilities by state and their aggregate square footage. The table reflects single distribution centers that may contain multiple locations or buildings. It does not include retail sales locations, such as cash and carry or US Foods Culinary Equipment & Supply outlet locations, closed locations, vacant properties or ancillary use owned and leased properties, such as temporary storage, remote sales offices or parking lots. In addition, the table shows the square footage of our Rosemont headquarters and Tempe shared services center:

Location	Number of Facilities	Square Feet
Alabama	1	371,744
Arizona	3	329,431
Arkansas	1	135,009
California	5	1,261,588
Colorado	1	314,883
Connecticut	1	239,899
Florida	4	1,146,718
Georgia	2	691,017
Illinois	3	558,743
Indiana	1	233,784
Iowa	1	114,250
Kansas	1	350,859
Maryland	1	363,304
Michigan	1	276,003
Minnesota	3	414,963
Mississippi	1	287,356
Missouri	3	602,947
Nebraska	1	112,070
Nevada	4	941,001
New Hampshire	1	533,237
New Jersey	3	1,073,375
New Mexico	1	133,486
New York	3	388,683
North Carolina	3	954,736
North Dakota	2	221,314
Ohio	2	404,815
Oklahoma	1	308,307
Pennsylvania	6	1,179,319
South Carolina	2	1,134,399
Tennessee	3	690,886
Texas	4	927,453
Utah	1	267,180
Virginia	2	629,318
Washington	2	228,500
West Virginia	1	137,337
Wisconsin	2	354,127

Total	77	18,312,041

	Owned	14,089,360	77%

	Leased	3,877,444	23%

Headquarters: Rosemont, IL		297,944

Shared Services Center: Tempe, AZ		133,225

Item 3.	Legal Proceedings

Florida State Pricing Subpoena

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

Eagan Labor Dispute

In 2008, we closed our Eagan, Minnesota and Fairfield, Ohio distribution centers, and recorded a liability of approximately $40 million for the related multiemployer pension withdrawal liability, which was payable in monthly installments through November 2023. During the fiscal third quarter of 2011, we were assessed an additional $17 million multiemployer pension withdrawal liability for the Eagan facility, the final payment of which was made on April 1, 2015. As further discussed in Note 17, Retirement Plans, to our consolidated financial statements we settled these items, among others, on December 30, 2015.

Other Legal Proceedings

We and our subsidiaries are parties to a number of other legal proceedings arising from the normal course of business. These legal proceedings—whether pending, threatened or unasserted, if decided adversely to or settled by us—may result in liabilities material to its financial position, results of operations, or cash flows. We recognized provisions with respect to the proceedings where appropriate. These are reflected in our Consolidated Balance Sheets. It is possible that we could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, we believe that the ultimate resolution of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. It is our policy to expense attorney fees as incurred.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly owned subsidiary of US Foods Holding Corp. (“US Foods”). US Foods was formed and controlled by investment funds associated with or managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), and Kohlberg Kravis Roberts & Co, (“KKR”) (collectively the “Sponsors” ), which own substantially all of the outstanding common stock of US Foods. There is no established public trading market of our common stock. See Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information about US Foods ownership.

Item 6.	Selected Financial Data

We operate on a 52-53 week fiscal year, with all periods ending on Saturday. When a 53-week fiscal year occurs, we report the additional week in the fiscal fourth quarter. Fiscal 2015 ended on January 2, 2016 and was comprised of 53 weeks. Fiscal 2014, 2013, 2012 and 2011 included 52 weeks and ended on December 27, 2014, December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

The following tables set forth our selected financial data for the periods and as of the dates indicated:

	Fiscal Year
	2015	2014	2013	2012	2011
	(In millions)
Consolidated Statements of Operations Data:
Net sales	$23,127	$23,020	$22,297	$21,665	$20,345
Cost of goods sold	19,114	19,222	18,474	17,972	16,840

Gross profit	4,013	3,798	3,823	3,693	3,505
Operating expenses:
Distribution, selling and administrative costs	3,663	3,546	3,494	3,350	3,194
Restructuring and tangible asset impairment charges	173	—	8	9	72

Total operating expenses	3,836	3,546	3,502	3,359	3,266

Operating income	177	252	321	334	239
Interest expense—net	285	289	306	312	307
Loss on extinguishment of debt	—	—	42	31	76

Loss before income taxes	(108)	(37)	(27)	(9)	(144)
Income tax (benefit) provision	(10)	36	30	42	(42)

Net loss	$(98)	$(73)	$(57)	$(51)	$(102)

Other Data:
Cash flows—operating activities	$255	$402	$322	$316	$419
Cash flows—investing activities	(271)	(118)	(187)	(380)	(338)
Cash flows—financing activities	(110)	(120)	(197)	103	(301)
Capital expenditures	187	147	191	293	304
EBITDA(a)	576	664	667	659	506
Adjusted EBITDA(a)	875	866	845	841	812

Balance Sheet Data:
Cash and cash equivalents	$218	$344	$180	$242	$203
Total assets(b)	8,946	9,023	9,138	9,208	8,857
Total debt(b)	4,745	4,714	4,722	4,759	4,582

(a)	EBITDA and Adjusted EBITDA are measures used by management to measure operating performance. EBITDA is defined as Net income (loss), plus Interest expense—net, Income tax provision (benefit), and Depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees; 2) Restructuring and tangible asset impairment charges; 3) Share-based compensation expense; 4) the non-cash impact of net LIFO reserve adjustments; 5) Loss on extinguishment of debt; 6) Pension settlements; 7) Business transformation costs; 8) Acquisition-related costs; and 9) Other gains, losses, or charges as specified in our debt agreements. EBITDA and Adjusted EBITDA as presented in this report, are supplemental measures of our performance that are not required by—or presented in accordance with— accounting principles generally accepted in the United States of America (“GAAP”). They are not measurements of our performance under GAAP and should not be considered as alternatives to Net income (loss) or any other performance measures derived in accordance with GAAP.

For additional information, see Non-GAAP Reconciliations below.

(b)	Prior year amounts have been reclassified to reflect our retrospective adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Non-GAAP Reconciliations

We provide EBITDA and Adjusted EBITDA as supplemental measures to GAAP regarding the Company’s operational performance. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP.

We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because they exclude amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include Restructuring and tangible asset impairment charges, Loss on extinguishment of debt, Sponsor fees, Share-based compensation expense, Pension settlements, Business transformation costs (costs associated with the redesign of systems and processes), Acquisition-related costs, and other items as specified in our debt agreements.

Management uses these non-GAAP financial measures (a) to evaluate the Company’s historical and prospective financial performance as well as its performance relative to its competitors as they assist in highlighting trends, (b) to set internal sales targets and spending budgets, (c) to measure operational profitability and the accuracy of forecasting, (d) to assess financial discipline over operational expenditures, and (e) as an important factor in determining variable compensation for management and employees. EBITDA and Adjusted EBITDA are also used for certain covenants and restricted activities under our debt agreements.

We caution readers that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be the same as similar measures used by other companies. Not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reviewing the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures.

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure for the periods indicated:

	Fiscal Year*
	2015	2014	2013	2012	2011
	(In millions)

Net loss	$(98)	$(73)	$(57)	$(51)	$(102)
Interest expense—net	285	289	306	312	307
Income tax (benefit) provision	(10)	36	30	42	(42)
Depreciation and amortization expense	399	412	388	356	343

EBITDA	$576	$664	$667	$659	$506
Adjustments:
Sponsor fees(1)	10	10	10	10	10
Restructuring and tangible asset impairment charges(2)	173	—	8	9	72
Share-based compensation expense(3)	16	12	8	4	15
Net LIFO reserve change(4)	(74)	60	12	13	59
Loss on extinguishment of debt(5)	—	—	42	31	76
Pension settlements(6)	—	2	2	18	—
Business transformation costs(7)	46	54	61	75	45
Acquisition related costs(8)	97	38	4	—	—
Other(9)	31	26	31	22	29

Adjusted EBITDA	$875	$866	$845	$841	$812

(*)	Amounts may not add due to rounding.
(1)	Consists of management fees paid to the Sponsors.
(2)	Consists primarily of facility closing costs, including severance and related costs, tangible asset impairment charges, organizational realignment costs, and estimated multiemployer pension withdrawal liabilities.
(3)	Share-based compensation expense represents costs recorded for vesting of US Foods stock option awards, restricted stock and restricted stock units.
(4)	Represents the non-cash impact of net LIFO reserve adjustments.
(5)	Includes fees paid to debt holders, third party costs, early redemption premium, and the write off of unamortized debt issuance costs.
(6)	Consists of charges resulting from lump-sum payment settlements to retirees and former employees participating in several Company-sponsored pension plans.
(7)	Consists primarily of costs related to significant process and systems redesign across multiple functions.
(8)	Consists of costs related to the Acquisition.
(9)	Other includes gains, losses or charges as specified in our debt agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results includes certain financial measures not required by—or presented in accordance with— accounting principles generally accepted in the United States of America (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed in non-GAAP Reconciliations in “Item 6. Selected Financial Data”.

Overview

We supply approximately 250,000 customer locations nationwide consisting of independently owned single and multi-unit restaurants, regional restaurant concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide over 400,000 fresh, frozen and dry food SKUs and non-food items, including our extensive and growing assortment of private brands that offer uncompromised quality and ingredients, sourced from over 5,000 suppliers. We strive to bring labor savings and waste reduction to the chef without sacrificing quality, all at price points that support our customer competitiveness and offer menu ideas across changing consumer trends and preferences. We employ over 4,000 sales associates, who are supported by marketing, category management and merchandising professionals as well as a sales support team of experienced, world-class chefs and restaurant operations consultants, and e-commerce and analytical tools that enable our customers. We operate a network of 61 distribution facilities and a fleet of approximately 6,000 trucks with an efficient operating model that allows us to execute locally across our nationwide presence.

Termination of Sysco Acquisition Agreement

In December 2013, US Foods entered into an agreement to merge with Sysco Corporation. Following the failure to obtain regulatory approvals, the Acquisition Agreement was subsequently terminated on June 26, 2015. This 18-month period was challenging for our business. Sales growth slowed as many potential new customers were hesitant to switch their business to us during this period of uncertainty. During this time, we remained focused on our strategy by bringing innovative products to market, expanding our portfolio of business solutions for our customers and driving advancements in technology. As it became apparent that obtaining regulatory approval would be more challenging than expected, we began to see a recovery of sales momentum, particularly with our independent restaurant customers. Following the termination of the Acquisition Agreement, this momentum has continued to build.

Business Drivers, Trends and Outlook

General economic trends and conditions, including demographic changes, inflation, deflation, consumer confidence and disposable income, coupled with changing tastes and preferences, influence the amount that consumers spend on food-away-from-home, which can affect our customers and in turn our sales. Additionally, given that a large portion of our business is based on markups over cost, sudden inflation or prolonged deflation can negatively impact our sales and gross margin. Despite these economic conditions, and the 18-month period of uncertainty related to the Acquisition noted above, our sales and case volume have remained strong, with increasing growth to our independently owned single and multi-unit restaurant customers. Our investments in a common technology platform, efficient transactional and operational model, e-commerce and analytic tools that support our team-based selling approach, coupled with merchandising and product innovation, have helped us leverage our costs, maintain our sales, and differentiate us from our competitors.

We are generally performing well in our key customer types despite relatively flat overall sales and profitability during the period of uncertainty related to the Acquisition. Our net sales increased 0.5% in fiscal 2015 as compared to the prior year. Fiscal 2015 includes an additional week of operations because fiscal 2015 was a 53-week fiscal year while the prior fiscal year was a 52-week fiscal year. Excluding the additional week of operations, net sales were down moderately reflecting the deflationary environment through much of fiscal 2015, the aforementioned Acquisition related uncertainty and a decrease in sales primarily to our national chain customers, offset to an extent by an increase in sales to independent restaurants. Sales to our independent restaurant customers, which generally have higher gross margins, account for an increasing proportion of our sales mix. This trend also accelerated on a sequential quarter basis in fiscal 2015. Sales of our private brands, which generally have higher gross margins compared to similar manufacturer-branded offerings, remained steady as compared to the prior fiscal year.

Excluding the increase in gross profit attributable to our last-in, first-out (“LIFO”) inventory cost reflecting product cost deflation in fiscal 2015 compared to inflation in fiscal 2014, our gross profit as a percentage of net sales increased modestly during fiscal 2015. Our favorable sales mix and our merchandising initiatives positively impacted our margins and offset the impact of the deflation on our cost plus contracts and the competitive market conditions. Additionally, fiscal 2015 includes an additional week of operations as discussed above.

Our operating expenses increased in fiscal 2015 relative to fiscal 2014, primarily due to costs incurred related to our strategic initiatives that are designed to optimize our operating model, and investments in our product innovation, analytic sales tools, and e-commerce. The increase in our operating costs was mainly due to restructuring costs including multiemployer pension plan withdrawal liabilities, costs related to the implementation of our new field operational model, and Acquisition related one-time costs. We are actively managing our operating cost base through recent and ongoing initiatives that seek to limit our future pension costs through current settlements and a recent Company-sponsored defined benefit plan freeze, the continued optimization of our distribution facilities and investments in technology that enhances our sales associate productivity. Additionally, during the third quarter of fiscal 2015, we announced our plan to streamline our field operations in connection with a shift toward a more efficient operating cost model that optimizes local agility, while benefiting from center led support activities. We expect to incur additional restructuring charges in fiscal 2016 related to this organizational realignment. Fiscal 2015 includes an additional week of operations as discussed above. Overall our employee-related costs increased marginally in spite of increasing wages and benefit related costs.

Results of Operations

Accounting Periods

We operate on a 52-53 week fiscal year, with all periods ending on Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. Fiscal 2015 consisted of 53 weeks while the comparative fiscal years included 52 weeks. The following table presents selected consolidated results of operations of our business for the last three fiscal years:

	Fiscal Year
	2015	2014	2013
	(In millions, except percentages)

Consolidated Statements of Operations:
Net sales	$23,127	$23,020	$22,297
Cost of goods sold	19,114	19,222	18,474

Gross profit	4,013	3,798	3,823
Operating expenses:
Distribution, selling and administrative costs	3,663	3,546	3,494
Restructuring and tangible asset impairment charges	173	—	8

Total operating expenses	3,836	3,546	3,502

Operating income	177	252	321
Interest expense - net	285	289	306
Loss on extinguishment of debt	—	—	42

Loss before income taxes	(108)	(37)	(27)
Income tax (benefit) provision	(10)	36	30

Net loss	$(98)	$(73)	$(57)

Percentage of Net Sales:
Gross profit	17.4%	16.5%	17.1%
Distribution, selling and administrative costs	15.8%	15.4%	15.7%
Operating expense	16.6%	15.4%	15.7%
Operating income	0.8%	1.1%	1.4%
Net loss	(0.4%)	(0.3%)	(0.3%)
Adjusted EBITDA(a)	3.8%	3.8%	3.8%

Other Data:
Cash flows—operating activities	$255	$402	$322
Cash flows—investing activities	(271)	(118)	(187)
Cash flows—financing activities	(110)	(120)	(197)
EBITDA(a)	576	664	667
Adjusted EBITDA(a)	$875	$866	$845

(a)	EBITDA and Adjusted EBITDA are measures used by management to measure operating performance. EBITDA is defined as Net income (loss), plus Interest expense—net, Income tax provision (benefit), and Depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for 1) Sponsor fees; 2) Restructuring and tangible asset impairment charges; 3) Share-based compensation expense; 4) the non-cash impact of net LIFO reserve adjustments; 5) Loss on extinguishment of debt; 6) Pension settlements; 7) Business transformation costs; 8) Acquisition-related costs; and 9) Other gains, losses, or charges as specified in our debt agreements. EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by—or presented in accordance with—GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to Net income (loss) or any other performance measures derived in accordance with GAAP.

See additional information for the use of these measures and non-GAAP reconciliations in “Item 6. Selected Financial Data”.

Fiscal Years Ended January 2, 2016 and December 27, 2014

Highlights

•	Net sales for fiscal 2015 increased 0.5% to $23,127 million as compared to $23,020 million in fiscal 2014. Excluding the estimated impact of the 53rd week in fiscal 2015, Net sales decreased by approximately 1.1%.

•	Operating income for fiscal 2015 was $177 million. As a percentage of Net sales, Operating income decreased to 0.8% for fiscal 2015, as compared to 1.1% in fiscal 2014. Operating income includes $173 million of charges incurred related to initiatives designed to optimize our operating model and to reduce our operating cost base, and Acquisition related costs of $97 million as compared to $38 million in fiscal 2014.

•	Net loss in fiscal 2015 was $98 million as compared to a Net loss of $73 million in fiscal 2014.

•	Adjusted EBITDA in fiscal 2015 was $875 million as compared to $866 million in fiscal 2014. As a percentage of Net sales, Adjusted EBITDA was 3.8% in both the 2015 and 2014 periods.

•	Fiscal 2015 included 53 weeks while fiscal 2014 included 52 weeks. To enhance comparability, the estimated impact of the 53rd week is noted below.

Net Sales

Net sales increased $107 million, or 0.5%, to $23,127 million in fiscal 2015 as compared to fiscal 2014. Case volume increased 1% in fiscal 2015 as compared to fiscal 2014. The impact of the 53rd week on Net sales was estimated to be a 1.5% increase in case volume or approximately $350 million. Excluding the estimated impact of the 53rd week in fiscal 2015, Net sales decreased by 1.1% and case volume declined by 0.5%. Restaurant case volume changes were relatively consistent with total case volume changes; however, within restaurants we experienced a recovery in independent restaurant customer growth as merger uncertainty lifted, offset by declines in national restaurant chain customers partly as a result of our exit from serving certain national restaurant chain customers. Independent restaurant customer case growth, excluding the estimated impact of the 53rd week in fiscal 2015, was 4.0%. Total case volume was negatively impacted by approximately 1.6% as a result of no longer serving the previously noted national restaurant chain customers. Sales of private brand product represented approximately 30% of total sales in both fiscal 2015 and 2014.

The overall price per case declined 60 bps, reflecting the deflationary environment. Inflation earlier in fiscal 2015 shifted to deflation through much of fiscal 2015. Changes in product cost impact Net sales since a significant portion of our business is based on markups over cost.

Gross Profit

Gross profit increased $215 million, or 5.7%, to $4,013 million in fiscal 2015. As a percentage of Net sales, Gross profit increased by 0.9% to 17.4% in fiscal 2015 from 16.5% in fiscal 2014. Our LIFO inventory costing increased Gross profit by $134 million or 3.5% as compared to the prior year. Fiscal 2015 had a LIFO benefit of $74 million compared to a LIFO charge of $60 million in fiscal 2014, driven by product deflation through much of fiscal 2015 compared to inflation in fiscal 2014. Product categories experiencing cost inflation included beef, while areas of more significant deflation included cheese, pork, and seafood. The impact of the 53rd week on Gross profit was estimated to be an increase of approximately $60 million. Excluding the estimated impact of the 53rd week in fiscal 2015, Gross profit increased approximately 4.1%, as compared to fiscal 2014. Additionally, merchandising initiatives, including efforts to reduce product costs through vendor management and other margin improvement initiatives, increased Gross profit by 1.1% over fiscal 2014 while lower sales volume reduced Gross profit by 0.5%, compared to fiscal 2014.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs increased $117 million, or 3.3%, to $3,663 million in fiscal 2015. As a percentage of Net sales, Distribution, selling and administrative costs increased 40 bps to 15.8% in fiscal 2015 from 15.4% in fiscal 2014. The increase was due to $59 million of higher Acquisition-related costs, including the $12.5 million termination fee paid by us in connection with the termination of the related asset purchase agreement, a $49 million increase in salaries and wages, an $11 million increase in our pension and other postretirement benefit costs, which were impacted by the fiscal 2014 year end remeasurement, reflecting lower discount rates and the fiscal 2014 year end mortality table updates related to our Company-sponsored benefit plans (see “Retirement Plans” below), $16 million in legal settlement costs and $16 million of brand re-launch and related marketing costs. These were partially offset by $24 million of lower fuel expenses, driven by declining fuel prices, a $13 million decrease in depreciation and amortization expense, primarily related to information technology and fleet assets, and a net insurance benefit of $11 million related to a prior year facility tornado loss. The impact of the 53rd week on Distribution, selling and administrative costs is estimated to be approximately $50 million. Excluding the estimated impact of the 53rd week in fiscal 2015, Distribution, selling and administrative costs increased approximately 1.9% as compared to fiscal 2014.

Restructuring and Tangible Asset Impairment Charges

During fiscal 2015 the following events occurred:

•	We reached a settlement with the Central States Teamsters Union Pension Plan (“Central States”). The settlement relieves the Company’s participation in the “legacy” pool and settled the related legacy multiemployer pension withdrawal liability, and commenced the Company as a new employer status in the “hybrid” pool of the Central States Teamsters Southeast and Southwest Area Pension Fund (“Central States Plan”). The payment also included settlement of certain other Central States multiemployer pension withdrawal liabilities relating to facilities closed prior to fiscal 2015, and the related Eagan, Minnesota labor dispute. The settlement resulted in a restructuring charge of $88 million representing the excess of the $97 million cash payment over the aforementioned prior liabilities related to these previously closed facilities.

•	We announced our plan to streamline our field operational model. A restructuring charge of $30 million was recorded in fiscal 2015 and consisted primarily of employee separation-related costs. We anticipate the reorganization will be completed in fiscal 2016, and we expect to incur additional charges in fiscal 2016 related to this organizational realignment which we estimated to be approximately $7 million.

•	We announced our tentative decision to close the Baltimore, Maryland distribution facility and accrued a $55 million charge, including $50 million for the estimated multiemployer pension plan withdrawal. The estimated multiemployer pension liability was based on the latest available information received from the respective plans’ administrator and represents an estimate for a calendar year 2015 withdrawal. Due to the lack of current information, including changes in market conditions, and funded status of the related multiemployer pension plans, the settlement of these multiemployer pension withdrawal liabilities could materially differ from this estimate. A final decision regarding the Baltimore facility will be made once negotiations with the unions are concluded.

Interest Expense—Net

Interest expense—net decreased $4 million to $285 million in fiscal 2015. The decrease related primarily to certain deferred finance fees associated with our 2007 acquisition being fully amortized during the second quarter of fiscal 2015, partially offset by approximately $5 million of additional interest expense due to the 53rd week.

Income Taxes

We recorded an Income tax benefit of $10 million and an Income tax provision of $36 million for fiscal 2015 and 2014, respectively. The effective tax rate of 9% for fiscal 2015 was primarily affected by a $28 million increase in the valuation allowance and deferred tax liabilities related to indefinite-lived intangibles, which are generally not considered a source of support for realization of the net deferred tax asset. The effective tax rate of 97% for fiscal 2014 was primarily affected by a $55 million increase in the valuation allowance and deferred tax liabilities related to indefinite-lived intangibles and an $8 million increase in deferred tax assets related to additional income tax credits. The difference between the $28 million increase in the valuation allowance and deferred tax liabilities related to indefinite-lived intangibles in fiscal 2015 as compared to an increase of $55 million in fiscal 2014 was primarily the result of the decrease in Pre-tax income from continuing operations in fiscal 2015, a tax benefit recognized in continuing operations due to the year-to-date gain in Other comprehensive income in fiscal 2015, and an increase in valuation allowance related to the increase in deferred tax assets for additional income tax credits in fiscal 2014. See Note 19, Income Taxes, in our consolidated financial statements for a reconciliation of our effective tax rates to the statutory rate.

Fiscal Years Ended December 27, 2014 and December 28, 2013

Highlights

•	Net sales increased $723 million in fiscal 2014, or 3.2%, to $23,020 million.

•	Operating income, as a percentage of Net sales, was 1.1% in fiscal 2014 as compared to 1.4% in fiscal 2013.

•	Net loss was $73 million in fiscal 2014 as compared to a Net loss of $57 million in fiscal 2013 and reflects an increase of $34 million in Acquisition-related costs.

•	Adjusted EBITDA increased 2.5% or $21 million, to $866 million.

Net Sales

Net sales increased $723 million, or 3.2%, to $23,020 million in fiscal 2014 as compared to $22,297 million in fiscal 2013. Although case volume declined 1.2% as compared to the prior year, the impact of product cost inflation resulted in an overall sales increase as compared to the prior year, because a significant portion of our business is based on markups over cost. The increase in sales was partially offset by the impact of competitive market conditions and lower case volume. Restaurant volume was the primary driver of a decrease in total cases as a result of our exit from serving certain national restaurant chain customers and represents a 1.4% case volume decrease compared to the prior year. Sales of private brand products were approximately 30% of our Net sales in fiscal 2014 representing approximately a 90 bps increase as compared to fiscal 2013.

Gross Profit

Gross profit decreased $25 million, or 0.6%, to $3,798 million in fiscal 2014 from $3,823 million in fiscal 2013. As a percentage of Net sales, Gross profit decreased by 0.6% to 16.5% in fiscal 2014 from 17.1% in fiscal 2013. Our LIFO inventory costing decreased Gross profit by 1.3% or approximately $48 million as compared to the prior year due to higher product cost inflation in fiscal 2014. In addition to the impact of LIFO, lower sales volume reduced Gross profit by 1.3%, compared to last year. Continued competitive market conditions also impacted our ability to pass along year over year product inflation, negatively impacting year over year gross profit. Significant product categories experiencing higher inflation included several center-of-plate products, and cheese and dairy. Merchandising initiatives, including efforts to reduce product costs through vendor management and other margin improvement initiatives partially offset by the impact of higher product costs resulted in a 2.1% increase to Gross profit compared to last year.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative expenses increased $52 million, or 1.5%, to $3,546 million in fiscal 2014 from $3,494 million in fiscal 2013. As a percentage of Net sales, Distribution, selling and administrative costs decreased by 30 bps to 15.4% in fiscal 2014 from 15.7% in fiscal 2013. The fiscal 2014 increase was due primarily to $38 million of costs related to the terminated Acquisition Agreement, and a $24 million increase in depreciation and amortization expense, primarily due to technology and fleet investments. These increases were partially offset by a $9 million decrease in marketing and branding-related costs. Year over year wage inflation increases were offset by lower headcount and a $20 million decrease in pension and other postretirement benefit costs related to our Company-sponsored benefit plans.

Restructuring and Tangible Asset Impairment Charges

Restructuring and tangible asset impairment charges were immaterial in fiscal 2014. During fiscal 2013, we recognized Restructuring and tangible asset impairment charges of $8 million mainly attributable to the decision to close three distribution facilities that ceased operating in fiscal 2014, resulting in $4 million of severance and related costs. The remainder was attributable to impairment charges related to the adjustment to estimated fair value, less costs to sell, of certain Assets held for sale and other severance costs.

Interest Expense-Net

Interest expense—Net decreased $17 million to $289 million in fiscal 2014 from $306 million in fiscal 2013. Lower overall borrowing costs as a result of the fiscal 2013 debt refinancing transactions and a decrease in average borrowings on our revolving credit facility were partially offset by higher interest expense attributable to capital lease additions.

Loss on Extinguishment of Debt

The fiscal 2013 Loss on extinguishment of debt consists of a write-off of unamortized debt issuance costs, as well as loan fees and third party costs relating to the Company’s senior secured term loan (the “Amended 2011 Term Loan”), and an early redemption premium and a write-off of unamortized debt issuance costs relating to the redemption of our 11.25% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”).

Income Taxes

We recorded Income tax provisions of $36 million and $30 million for fiscal 2014 and 2013, respectively. The effective tax rate of 97% for fiscal 2014 was primarily affected by a $55 million increase in the valuation allowance and deferred tax liabilities related to indefinite-lived intangibles and an $8 million increase in deferred tax assets related to additional income tax credits. The effective tax rate of 109% for fiscal 2013 was primarily affected by a $32 million increase in the valuation allowance and deferred tax liabilities related to indefinite-lived intangibles and a $5 million decrease in deferred tax assets for stock awards settled. The difference between the $55 million increase in the valuation allowance and deferred tax liabilities related to indefinite-lived intangibles in fiscal 2014 as compared to an increase of $32 million in fiscal 2013 was primarily the result of additional valuation allowance related to the increase in deferred tax assets for additional income tax credits in fiscal 2014, less valuation allowance for the decrease in deferred tax assets for stock awards settled in fiscal 2013, and a tax benefit recognized in continuing operations due to the year-to-date gain in Other comprehensive income in fiscal 2013. See Note 19, Income Taxes, in our consolidated financial statements for a reconciliation of our effective tax rates to the statutory rate.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment. Our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements.

Indebtedness

We are highly leveraged, with significant scheduled debt maturities during the next five years. A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing costs of operations, working capital and capital expenditures. As of January 2, 2016, we had $4,733 million in aggregate indebtedness outstanding, net of $25 million of unamortized deferred financing costs.

Our primary financing sources for working capital and capital expenditures are our asset-based senior secured revolving loan ABL Facility (the “ABL Facility”) and our accounts receivable financing facility (the “2012 ABS Facility”). As of January 2, 2016, we had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $1,121 million, of which $983 million was available based on our borrowing base, all of which was secured.

Our ABL Facility was amended in fiscal 2015 to increase the maximum borrowing by $200 million, to $1,300 million; our ABL Tranche A-1 increased from $75 million to $100 million, and the maximum borrowing available under the ABL Tranche A increased by $175 million to $1,200 million. Additionally, the interest rate on outstanding borrowings and letter of credit fees was reduced by 75 basis points. The maturity date was extended from May 11, 2017 to the earlier of (1) October 20, 2020, the amended ABL Facility maturity date; (2) April 1, 2019 if our unsecured senior notes (the “Senior Notes”) have more than $300 million of principal outstanding at that date and the maturity date of the Senior Notes has not been extended to later than October 20, 2020; or (3) December 31, 2018 if our Amended 2011 Term Loan has more than $300 million of principal outstanding at that date and the maturity date of the Amended 2011 Term Loan has not been extended to later than October 20, 2020. The capacity of the ABL Facility is limited by borrowing base calculations. As of January 2, 2016, we had no outstanding borrowings, but had issued letters of credit totaling $393 million under the ABL Facility. There was available capacity on the ABL Facility of $872 million at January 2, 2016, based on the borrowing base calculation.

Under the 2012 ABS Facility, we and, from time to time, certain of our subsidiaries, sell, on a revolving basis, our eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary. This subsidiary, in turn, grants to the administrative agent for the benefit of the lenders a continuing security interest in all of its rights, title and interest in the eligible receivables, as defined by the 2012 ABS Facility. See Note 6, Accounts Receivable Financing Program, in our consolidated financial statements. The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $586 million at January 2, 2016. At our option, we can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity under the 2012 ABS Facility of $111 million at January 2, 2016, based on the borrowing base calculation. The 2012 ABS Facility was amended on October 19, 2015, to extend its maturity date to September 30, 2018.

Our Amended 2011 Term Loan had outstanding borrowings, as of January 2, 2016, of $2,038 million, net of $10 million of unamortized deferred financing costs. The Amended 2011 Term Loan bears interest of 4.50%, the London Inter Bank Offered Rate (“LIBOR”) floor plus 3.50%, at January 2, 2016 and matures March 31, 2019.

As of January 2, 2016, we had $1,335 million outstanding of Senior Notes, net of $13 million of unamortized deferred financing costs. The Senior Notes bear interest of 8.50% and mature on June 30, 2019. Prior to June 30, 2016, the Senior Notes are redeemable, at our option, in whole or in part, at a price of 104.250% of their principal amount, plus accrued and unpaid interest, if any, to the relevant redemption date. On or after June 30, 2016 and June 30, 2017, the optional redemption price for the Senior Notes declines to 102.125% and 100.000%, respectively, of the principal amount, plus accrued and unpaid interest, if any, to the relevant redemption date.

As of January 2, 2016, our commercial mortgage-backed securities loan facility (the “CMBS Fixed Facility”) has an outstanding balance of $471 million, net of $1 million of unamortized deferred financing costs and is secured by mortgages on 34 properties, consisting of distribution centers. The CMBS Fixed Facility bears interest of 6.38% and matures on August 1, 2017.

In January 2015, we entered into a self-funded industrial revenue bond agreement providing for the issuance of a maximum of $40 million in Taxable Demand Revenue Bonds (the “TRBs”) that provide certain tax incentives related to the construction of a new distribution facility. As of January 2, 2016, we borrowed $22 million of the TRBs. The TRBs bear interest of 6.25% and mature on January 1, 2030.

As of January 2, 2016, we also had $270 million of obligations under capital leases for transportation equipment and building leases.

Our largest debt facilities mature at various dates, including $500 million in 2017, $700 million in 2018 and $3,400 million in 2019. As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of our indebtedness, see Note 11—Debt, in the consolidated financial statements.

In December 2015, we acquired a broadline foodservice distributor for $69 million, and in March 2016 we acquired another broadline foodservice distributor for $39 million, plus contingent consideration of up to $7 million. See Note 4, Business Acquisitions and Note 24, Subsequent Events, respectively, in our consolidated financial statements. The payments for both transactions were funded in available cash.

In January 2016, we paid a $374 million one-time special cash distribution to our parent, US Foods. The distribution was funded with cash on hand and approximately $314 million of additional borrowings under our credit facilities. US Foods used the proceeds from this distribution, along with cash on hand to fund a $666 million one-time special cash distribution to its shareholders of record as of January 4, 2016.

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

From time to time, we repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases, negotiated repurchases, and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, our debt trading levels, our cash position, and other considerations. The Sponsors or their affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In these cases, our debt is not retired, and we would continue to pay interest in accordance with the terms of the related debt agreements.

Our credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of January 2, 2016, we had $506 million of restricted payment capacity, and $1,108 million of our net assets that were restricted under these covenants. Subsequent to the balance sheet date, our restricted payment capacity was further reduced by $374 million due to the one-time special cash distribution discussed in Note 24, Subsequent Events, in the consolidated financial statements which left $132 million of remaining restricted payment capacity.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of January 2, 2016, we were in compliance with all of our debt agreements.

On February 9, 2016, our parent, US Foods Holding Corp., filed a registration statement with the SEC, registering the offer and sale of common stock by our parent. The proceeds of the sale of the common stock may be used to repay outstanding debt. Our ability to complete the sale and access the market as a source of liquidity is dependent on investor demand, market conditions and other factors.

Cash Flows

For the last three fiscal years, the following table presents condensed highlights from our Consolidated Statements of Cash Flows:

	2015	Fiscal Year 2014	2013
	(in millions)

Net loss	$(98)	$(73)	$(57)
Changes in operating assets and liabilities, net of business acquisitions	(81)	(11)	(123)
Other adjustments	434	486	502

Net cash provided by operating activities	255	402	322
Net cash used in investing activities	(271)	(118)	(187)
Net cash used in financing activities	(110)	(120)	(197)

Net increase (decrease) in cash and cash equivalents	(126)	164	(62)
Cash and cash equivalents, beginning of period	344	180	242

Cash and cash equivalents, end of period	$218	$344	$180

Operating Activities

Cash flows provided by operating activities were $255 million in fiscal 2015, as compared to $402 million in fiscal 2014. Cash flows provided by operating activities decreased $147 million in fiscal 2015 from fiscal 2014, primarily due to the increased Net loss and changes in operating assets and liabilities, net of business acquisitions, as lower accounts receivable and higher accrued expenses and other liabilities were more than offset by an increase in inventories and a decrease in accounts payable given our fiscal 2015 year ended on January 2, 2016 while our fiscal 2014 year ended on December 27, 2014 coupled with the impact of customer holiday buying patterns. Accrued expenses and other liabilities increased due to accrued charges related to facility closures and initiatives and payroll related items primarily due to timing. The decrease was partially offset by insurance recoveries of $23 million which resulted in a net benefit of $11 million.

Cash flows provided by operating activities were $402 million in fiscal 2014, as compared to $322 million in fiscal 2013. Cash flows provided by operating activities increased $80 million in fiscal 2014 from fiscal 2013, primarily due to a decrease in inventories related to working capital management, that more than offset higher accounts receivable due to higher year over year sales activity and lower accrued expenses and other liabilities. Additionally, the fiscal 2014 period Cash flows provided by operating activities include $10 million of insurance proceeds related to tornado damage to a distribution facility.

Investing Activities

Cash flows used in investing activities in fiscal 2015 included purchases of property and equipment of $187 million, Proceeds from sales of property and equipment of $5 million, and insurance proceeds of $3 million related to property damaged by a tornado. Cash flows used in investing activities during fiscal 2015 included the acquisition of a broadline foodservice distributor for $69 million in cash. We also purchased $22 million of self-funded industrial revenue bonds. See “—Financing Activities” below for the offsetting cash inflow, and as further discussed in Note 11, Debt, in our consolidated financial statements.

Cash flows used in investing activities in fiscal 2014 included purchases of property and equipment of $147 million, proceeds from sales of property and equipment of $25 million and $4 million of Insurance proceeds related to property damaged by a tornado. Cash flows used in investing activities in fiscal 2013 included purchases of property and equipment of $191 million, and proceeds from sales of property and equipment of $15 million.

Cash flows used in investing activities during fiscal 2013 included the acquisition of one broadline distributor for $14 million in cash, plus a contingent consideration of $2 million, which was paid in fiscal 2014. We also had a purchase price adjustment of $2 million in fiscal 2013 related to two 2012 acquisitions.

Capital expenditures in fiscal 2015, 2014 and 2013 included fleet replacement and investments in information technology to improve our business, as well as new construction and/or expansion of distribution facilities. Additionally, we entered into $110 million, $97 million and $101 million of capital lease obligations in fiscal 2015, 2014 and 2013, respectively. The fiscal 2015 capital lease obligations were for fleet replacement. The fiscal 2014 capital lease obligations included $70 million for fleet replacement and $27 million for a distribution facility addition. The fiscal 2013 capital lease obligations were primarily for fleet replacement.

We expect total capital additions in fiscal 2016 to be approximately $300 million, including $220 million of cash capital expenditures and $80 million of fleet capital leases. We expect to fund our cash capital expenditures with available cash or cash generated from operations.

Financing Activities

Cash flows used in financing activities of $110 million in fiscal 2015 included $109 million of payments on debt and capital leases, including $50 million of net payments on our 2012 ABS Facility and $2 million of Senior Notes repurchased from certain investment funds managed by KKR. Additionally, we repurchased $20 million of US Foods common stock from terminated employees. The shares were acquired pursuant to the management stockholder’s agreement associated with our stock incentive plan.

In January 2015, we entered into a self-funded industrial revenue bond agreement providing for the issuance of a maximum of $40 million in TRBs that provide certain tax incentives related to the construction of a new distribution facility. As of January 2, 2016, we borrowed $22 million of the TRBs. See “—Investing Activities” above for the offsetting cash outflow.

Cash flows used in financing activities of $120 million in fiscal 2014 resulted from $50 million of net payments on our 2012 ABS Facility, $20 million of net payments on our ABL Facility, $24 million of scheduled payments on other debt facilities, $24 million related to capital lease obligations and $2 million of contingent consideration related to a fiscal 2013 business acquisition.

Cash flows used in financing activities of $197 million in fiscal 2013 primarily resulted from net payments on debt facilities, and costs and fees paid related to our fiscal 2013 debt refinancing transactions.

In June 2013, we refinanced our term loan facilities. In January 2013, we used proceeds of $388 million from Senior Notes issuances primarily to redeem $355 million in principal of our previously outstanding Senior Subordinated Notes, plus an early redemption premium of $20 million. We incurred total cash costs of $29 million in connection with the fiscal 2013 debt refinancing transactions, including costs to register our Senior Notes. Additionally, we made net payments on our ABL Facility of $150 million as well as $27 million of scheduled payments on other debt facilities. In fiscal 2013, we paid $6 million of contingent consideration related to 2012 business acquisitions. In fiscal 2013, we paid $8 million to repurchase shares of common stock from terminated employees.

Retirement Plans

We maintain several qualified retirement plans and a nonqualified retirement plan (“Retirement Plans”) that pay benefits to certain employees at retirement, using formulas based on a participant’s years of service and compensation. In addition, we maintain several postretirement and welfare plans for certain employees.

We contributed $49 million annually to the Retirement Plans in fiscal 2015, 2014 and 2013, respectively including the postretirement and welfare plans. We expect to make $36 million total contributions in fiscal 2016.

On August 5, 2015, we announced a plan to freeze non-union participants’ benefits of our sponsored defined benefit pension plan effective September 30, 2015 and enriched our defined contribution 401(k) plan. The freeze and related plan remeasurement resulted in a reduction in the benefit obligation included in Other long term liabilities of approximately $91 million, with a corresponding decrease to Accumulated other comprehensive loss. At the remeasurement date, the plan’s net loss included in Accumulated other comprehensive loss exceeded the reduction in the plan’s benefit obligation and, accordingly, no net curtailment gain or loss was recognized. As a result of the plan freeze, actuarial gains and losses will be amortized over the average remaining life expectancy of inactive participants rather than the average remaining service lives of active participants.

Certain employees are eligible to participate in our defined contribution 401(k) plan. This plan provides that, under certain circumstances, we may make matching contributions of up to 100% of the first 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum company matching contribution of 4%. We made contributions to this plan of $32 million, $26 million and $25 million in fiscal 2015, 2014 and 2013, respectively. The net impact of these changes to our defined benefit pension plan and 401(k) plan is expected to lower our future benefit costs by approximately $30 million annually subject to changes in discount rates, funded status, and pension asset returns related to the above noted defined benefit plan.

We also contribute to various multiemployer benefit plans under collective bargaining agreements. Our contributions to these plans were $34 million, $32 million and $31 million in fiscal 2015, 2014 and 2013, respectively. We reached a settlement with the Central States multiemployer pension plan consisting of a $97 million cash payment made on December 30, 2015. The Central States settlement relieves the Company of its participation in the “legacy” Central States Plan and its associated legacy off-balance sheet withdrawal liability. It also settled the residual withdrawal liability related to the Eagan, Minnesota and Fairfield, Ohio closed facilities, and resolved the Eagan Labor Dispute, which is described in Note 20, Commitments and Contingencies in our consolidated financial statements. The settlement commences our participation in the “hybrid” Central States Plan, which adopted an alternative method for determining an employer’s unfunded obligation that would limit our funding obligations to the pension fund in the future. Accordingly, we also agreed to future annual minimum contribution payments through 2023 of no less than 90% of the 2015 contributions for the ongoing operations under the related facilities’ union contracts. For a detailed description of the settlement, see Note 17, Retirement Plans in the Notes to our consolidated financial statements. The payment for this transaction was funded with available cash.

At January 2, 2016, we had $36 million of multiemployer pension withdrawal liabilities relating to facilities closed prior to 2015, payable in monthly installments through 2031, at effective interest rates ranging from 5.9% to 6.5%. Additionally, we recognized costs of $50 million reflecting our estimates of withdrawal liabilities for the tentative closure of the Baltimore, Maryland distribution facility. None of these withdrawal amounts are impacted by the Central States settlement.

Florida State Pricing Subpoena

As described in Note 20, Commitments and Contingencies, in our consolidated financial statements, in May 2011 the State of Florida Department of Financial Services issued a subpoena to USF requesting a broad range of information regarding vendors, logistics/freight as well as pricing, allowances, and rebates that we obtained from the sale of products and services for the term of the contract. The subpoena focused on all pricing and rebates earned during this period relative to the Florida Department of Corrections. In 2011, we learned of two qui tam suits, filed in Florida state court, against USF, one of which was filed by a former official in the Florida Department of Corrections. In April 2015, USF and the State of Florida agreed in principle to a settlement under which we would pay $16 million, and the State of Florida would dismiss all complaints, including the two qui tam suits. In June 2015, the parties finalized the settlement agreement and payment was made to the Florida Department of Financial Services.

Insurance Recoveries – Tornado Loss

As described in Note 20, Commitments and Contingencies, in our consolidated financial statements, on April 28, 2014, a tornado damaged a distribution facility and its contents, including building improvements, equipment and inventory. Business from the damaged facility was temporarily transferred to other Company distribution facilities until July 2015, when a new state-of-the-art distribution facility became operational.

We received $26 million and $14 million of cash proceeds in fiscal 2015 and 2014, respectively. In fiscal 2015, we recognized a net recovery benefit of $11 million, as a result of the insurance proceeds. The final insurance settlement is expected in 2016.

We classified $3 million and $4 million of proceeds related to the damaged distribution facility as Cash flows provided by investing activities in fiscal 2015 and 2014, respectively, in our Consolidated Statements of Cash Flows. The remaining $23 million and $10 million of proceeds related to damaged inventory and business interruption costs, have been classified as Cash flows provided by operating activities in fiscal 2015 and 2014, respectively, in our Consolidated Statements of Cash Flows.

Retention and Transaction Bonuses

In connection with the Acquisition Agreement, we offered a maximum of $32 million and $10 million of retention bonuses and transaction bonuses, respectively, to certain employees that were integral to the successful completion of the Acquisition. In February 2015, we approved payment of these transaction and retention bonuses at specific future dates even if the Acquisition was not consummated, and began to accrue compensation costs beginning in February 2015. Approximately $25 million in retention and transaction bonuses were paid in fiscal 2015 and, current employees were eligible to receive approximately $13 million in additional retention bonus payments in the first quarter of 2016.

Contractual Obligations

The following table includes information about our significant contractual obligations as of January 2, 2016 that affect our liquidity and capital needs. The table includes information about payments due under specified contractual obligations and includes the maturity profile of our consolidated debt, operating leases and other long-term liabilities.

		Payments Due by Period (in millions)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Recorded Contractual Obligations:

Long-term debt, including capital lease obligations	$4,758	$63	$1,215	$3,409	$71
Unfunded lease obligation(1)	27	2	5	7	13
Self-insured liabilities(2)	177	57	52	25	43
Multiemployer pension withdrawal obligations(3)	36	1	3	4	28
Pension plans and other postretirement benefits contributions (4)	45	36	2	2	5
Unrecorded Contractual Obligations:
Interest payments on debt(5)	786	250	443	89	4
Operating leases	166	32	54	45	35
Multiemployer contractual minimum pension contributions(6)	30	4	7	7	12

Purchase obligations(7)	1,086	818	268	—	—

Total contractual cash obligations	$7,111	$1,263	$2,049	$3,588	$211

(1)	Represents installment payments on a distribution facility lease obligation through 2023.
(2)	Represents the estimated undiscounted payments on our self-insurance programs for general, fleet and workers compensation liabilities. Actual payments may differ from these estimates.
(3)	Represents multiemployer pension withdrawal obligations payable in monthly installments through 2031. The amount excludes a $50 million estimated multiemployer pension withdrawal liability related to the tentative closure of a distribution facility.
(4)	Represents estimated contributions and benefit payments on Company sponsored Pension and other postretirement benefit plans. The balance includes a $35 million minimum funding requirement under ERISA guidelines for Company’s defined benefit plans, for which estimates beyond 2016 are not available.
(5)	Represents future interest payments on fixed rate debt, capital leases, an unfunded lease obligation, and $2.6 billion of variable rate debt at interest rates as of January 2, 2016.
(6)	Represents minimum contributions to the Central States Plan through 2023.
(7)	Represents purchase obligations for purchases of product in the normal course of business, for which all significant terms have been confirmed, and forward fuel and electricity purchase obligations.

Other long-term liabilities at January 2, 2016 as disclosed in Note 12, Accrued Expenses and Other Long-Term Liabilities, to our consolidated financial statements, consist primarily of an uncertain tax position liability of $9 million, inclusive of interest and penalties, for which the timing of payment is uncertain, and a $13 million non-cash purchase accounting adjustment for off-market operating leases, each of which has been excluded from the table above.

Off-Balance Sheet Arrangements

We entered into a $73 million letter of credit to secure our obligations with respect to certain facility leases. Additionally, we entered into $317 million in letters of credit in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $3 million in letters of credit for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with GAAP. Preparing these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our most critical accounting policies and estimates pertain to the valuation of goodwill and other intangible assets, vendor consideration, self-insurance programs, income taxes, and share-based compensation.

Valuation of Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include customer relationships, the brand names comprising our portfolio of private brands, and trademarks. As required, we assess goodwill and other intangible assets with indefinite lives for impairment each year or more frequently, if events or changes in circumstances indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment at the beginning of each fiscal third quarter. For other intangible assets with definite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All goodwill is assigned to our consolidated Company as the reporting unit.

For goodwill, the reporting unit used in assessing impairment is our one business segment as described in Note 23, Business Segment Information, in our consolidated financial statements. Our assessment for impairment of goodwill utilized a combination of discounted cash flow analysis, comparative market multiples and comparative market transaction multiples. The results from each of the models are then weighted and combined into a single estimate of fair value for our reporting unit. We use a weighting of 50%, 35% and 15% for the discounted cash flow analysis, comparative market multiples and comparative market transaction multiples, respectively, to determine the fair value of the reporting unit for comparison to the corresponding carrying value. The discounted cash flow approach is given the most weight because it considers the most recent results and financial projections of the Company, which we believe would be significant to a market participant. Comparable market transactions multiples were weighted the least due to the limited observances in the market. If the carrying value of the reporting unit exceeds its fair value, we must then perform a comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess.

Our fair value estimates of the brand name and trademark indefinite-lived intangible assets are based on a relief from royalty method. Similar to goodwill, the fair value of the intangible asset is determined for comparison to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

Based on our fiscal 2015 annual impairment analysis for goodwill, the fair value of our reporting unit exceeded its carrying value by a substantial margin. Similarly, the fair value of our trademark indefinite-lived intangible assets exceeded the carrying value by a substantial margin. The fair value of our brand name indefinite-lived intangible assets exceeded the carrying value by less than 10%. However, a 50 basis point increase in the discount rate would still result in a fair value of the brand name intangibles that is in excess of its carrying value. The recoverability of our brand name indefinite-lived intangible assets will be impacted if estimated future cash flows are not achieved.

Vendor Consideration

We participate in various rebate and promotional incentives with our suppliers, primarily through purchase-based programs. Consideration under these incentives is estimated during the year based on purchasing activity, as our obligations under the programs are fulfilled primarily when products are purchased. Consideration is typically received in the form of invoice deductions, or less often in the form of cash payments. Changes in the estimated amount of incentives earned are treated as changes in estimates and are recognized in the period of change. Historically, adjustments to our estimates for vendor consideration or related allowances have not been significant.

Self-Insurance Programs

We accrue estimated liability amounts for claims covering general, fleet liability, and workers’ compensation. The amounts in excess of certain levels, which range from $1-$3 million per occurrence, are insured as a risk reduction strategy to minimize catastrophic losses. General and fleet liability losses in excess of the Company’s retentions are covered up to approximately $160 million, in the aggregate. We are fully self-insured for group medical claims not covered under collective bargaining agreements. Liabilities associated with these risks include an estimate for claims that are incurred but not reported, and are estimated by considering historical claims experience, severity factors, medical cost trends, and other actuarial assumptions. Differences in the actual future claims experience and severity of claims and significant changes in health care cost trends could cause actual claims to differ from our estimates.

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

An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Uncertain tax positions are recorded at the largest amount that is more likely than not to be sustained. We adjust the amounts recorded for uncertain tax positions when our judgment changes as a result of the evaluation of new information not previously available. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. At this time, we do not believe it is reasonably possible that the liability for unrecognized tax benefits will significantly increase or decrease in the next 12 months as a result of the completion of tax audits or as a result of the expiration of the statute of limitations.

Share-Based Compensation

Certain employees participate in the 2007 Stock Incentive Plan for Key Employees of USF Holding and its Affiliates, as amended (“Stock Incentive Plan”), which allows purchases of shares of US Foods common stock, grants of restricted stock and restricted stock units of US Foods, and grants of options exercisable in US Foods common stock. The Company measures compensation expense for stock-based option awards at fair value at the date of grant, and it recognizes compensation expense over the service period for stock-based awards expected to vest. US Foods contributes shares to the Company for employee purchases and upon exercise of options or grants of restricted stock and restricted stock units.

The fair value of US Foods common stock is determined based on a number of factors. In addition, we obtain third-party valuations of US Foods common stock on a quarterly basis to assist with the determination of the exercise price of our stock option awards and equity appreciation rights as well as the fair value of the common stock underlying all stock-based awards. To determine the fair value of awards at the date of grant, we compute a common stock fair value at the end of each fiscal quarter and use the calculated common stock fair value for all award grants in the subsequent quarter.

Similar to goodwill impairment testing, the third-party valuations utilized a combination of discounted cash flow analysis, comparative market multiples and comparative market transaction multiples. The results from each of the models are then weighted and combined into a single estimate of common stock fair value. During fiscal 2015, we used a weighting of 50%, 35% and 15% for the discounted cash flow analysis, comparative market multiples and comparative market transaction multiples, respectively. The weighting for this fair value computation is similar to the weighting used for the annual goodwill impairment assessment.

During fiscal 2015, the fair value of US Foods common stock calculated was $6.00 per share for the first, second, and third quarters and $6.75 per share for the fourth quarter. The main driver of the increase from $6.00 to $6.75 was the $300 million termination fee received by US Foods from Sysco Corporation in connection with the termination of the Acquisition Agreement. There were no other changes in the fair value of the common stock during fiscal 2015.

On January 8, 2016, US Foods paid a $666 million one-time special cash distribution to existing shareholders of record on January 4, 2016. As a result of this distribution, the calculated fair value of US Foods’ common stock decreased by $1.35 per share to $5.40. In addition, in conjunction with the distribution and according to the anti-dilution protection provisions of the Stock Incentive Plan, US Foods awarded new stock-based awards, and the exercise prices of certain existing stock-based awards were decreased by $1.35 to offset the decrease in common stock fair value.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 3, Recent Accounting Pronouncements, in our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain risks arising from both our business operations and overall economic conditions. We principally manage our exposures to a wide variety of business and operational risks through managing our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding. While we have held derivative financial instruments in the past to assist in managing our exposure to variable interest rate terms on certain of our borrowings, we are not currently party to any interest rate derivative contracts.

Interest Rate Risk

Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. A substantial portion of our debt facilities bear interest at floating rates, based on LIBOR or the prime rate. Accordingly, we will be exposed to fluctuations in interest rates. A 1% change in LIBOR and the prime rate would cause the interest expense on our $2.6 billion of floating rate debt facilities to change by approximately $26 million per year. This change does not consider the LIBOR floor of 1.0% on $2 billion in principal of our variable rate term loan.

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of January 2, 2016, we had diesel fuel forward purchase commitments totaling $132 million through June 2017. These locked in approximately 65% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel prices from the projected market prices could result in approximately $10 million in additional fuel cost on such uncommitted volumes.

Item 8.	Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

US Foods, Inc.

Rosemont, Illinois

We have audited the accompanying consolidated balance sheets of US Foods, Inc. and subsidiaries (the “Company”) as of January 2, 2016 and December 27, 2014, and the related consolidated statements of comprehensive income (loss), shareholder’s equity, and cash flows for each of the three fiscal years in the period ended January 2, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US Foods, Inc. and subsidiaries as of January 2, 2016 and December 27, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

April 1, 2016

US FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	January 2, 2016	December 27, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217,561	$343,659
Accounts receivable, less allowances of $22,623 and $24,989	1,233,978	1,252,738
Vendor receivables, less allowances of $1,566 and $2,802	101,449	97,668
Inventories	1,112,967	1,050,898
Prepaid expenses	73,787	57,977
Due from US Foods Holding Corp.	7,193	—
Assets held for sale	5,459	5,360
Other current assets	14,991	11,799

Total current assets	2,767,385	2,820,099
PROPERTY AND EQUIPMENT — Net	1,768,885	1,726,583
GOODWILL	3,875,719	3,835,477
OTHER INTANGIBLES — Net	477,601	602,827
DEFERRED FINANCING COSTS	3,798	1,382
OTHER ASSETS	52,923	36,170

TOTAL ASSETS	$8,946,311	$9,022,538

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	191,314	178,912
Accounts payable	1,078,865	1,159,160
Accrued expenses and other current liabilities	469,386	435,638
Current portion of long-term debt	62,639	51,877

Total current liabilities	1,802,204	1,825,587
LONG-TERM DEBT	4,682,149	4,661,697
DEFERRED TAX LIABILITIES	461,194	420,319
OTHER LONG-TERM LIABILITIES	386,913	450,219

Total liabilities	7,332,460	7,357,822

COMMITMENTS AND CONTINGENCIES (Note 20)
SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value — 1,000 shares authorized, issued, and outstanding	1	1
Additional paid-in capital	2,332,868	2,336,528
Accumulated deficit	(612,155)	(513,772)
Accumulated other comprehensive loss	(106,863)	(158,041)

Total shareholder’s equity	1,613,851	1,664,716

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$8,946,311	$9,022,538

See Notes to Consolidated Financial Statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Years Ended
	January 2, 2016	December 27, 2014	December 28, 2013
NET SALES	$23,127,532	$23,019,801	$22,297,178
COST OF GOODS SOLD	19,114,293	19,222,092	18,474,039

Gross profit	4,013,239	3,797,709	3,823,139
OPERATING EXPENSES:
Distribution, selling and administrative costs	3,663,204	3,545,453	3,494,254
Restructuring and tangible asset impairment charges	172,707	—	8,386

Total operating expenses	3,835,911	3,545,453	3,502,640

OPERATING INCOME	177,328	252,256	320,499
INTEREST EXPENSE—Net	285,415	289,202	306,087
LOSS ON EXTINGUISHMENT OF DEBT	—	—	41,796

Loss before income taxes	(108,087)	(36,946)	(27,384)
INCOME TAX (BENEFIT) PROVISION	(9,704)	35,968	29,822

NET LOSS	(98,383)	(72,914)	(57,206)
OTHER COMPREHENSIVE INCOME (LOSS) – Net of tax:
Changes in retirement benefit obligations, net of income tax	51,178	(155,362)	122,963
Changes in interest rate swap derivative, net of income tax	—	—	542

COMPREHENSIVE INCOME (LOSS)	$(47,205)	$(228,276)	$66,299

See Notes to Consolidated Financial Statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except for share data)

					Accumulated Other
					Comprehensive Income (Loss)
	Number of Common Shares	Common Shares at Par Value	Additional Paid-In Capital	Accumulated Deficit	Retirement Benefit Obligation	Interest Rate Swap Derivative	Total	Total Shareholder’s Equity
BALANCE—December 29, 2012	1,000	$1	$2,324,391	$(383,652)	$(125,642)	$(542)	$(126,184)	$1,814,556

Proceeds from parent company common stock sales	—	—	1,850	—	—	—	—	1,850
Parent company common stock repurchased	—	—	(9,424)	—	—	—	—	(9,424)
Share-based compensation expense	—	—	8,406	—	—	—	—	8,406
Changes in retirement benefit obligations, net of income tax	—	—	—	—	122,963	—	122,963	122,963
Changes in interest rate swap derivative, net of income tax	—	—	—	—	—	542	542	542
Net loss	—	—	—	(57,206)	—	—	—	(57,206)

BALANCE—December 28, 2013	1,000	1	2,325,223	(440,858)	(2,679)	—	(2,679)	1,881,687
Proceeds from parent company common stock sales	—	—	197	—	—	—	—	197
Parent company common stock repurchased	—	—	(628)	—	—	—	—	(628)
Share-based compensation expense	—	—	11,736	—	—	—	—	11,736
Changes in retirement benefit obligations, net of income tax	—	—	—	—	(155,362)	—	(155,362)	(155,362)
Net loss	—	—	—	(72,914)	—	—	—	(72,914)

BALANCE—December 27, 2014	1,000	1	2,336,528	(513,772)	(158,041)	—	(158,041)	1,664,716
Proceeds from parent company common stock sales	—	—	500	—	—	—	—	500
Parent company common stock repurchased	—	—	(19,992)	—	—	—	—	(19,992)
Share-based compensation expense	—	—	15,832	—	—	—	—	15,832
Changes in retirement benefit obligations, net of income tax	—	—	—	—	51,178	—	51,178	51,178
Net loss	—	—	—	(98,383)	—	—	—	(98,383)

BALANCE—January 2, 2016	1,000	$1	$2,332,868	$(612,155)	$(106,863)	$—	$(106,863)	$1,613,851

See Notes to Consolidated Financial Statements.

US FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	January 2, 2016	December 27, 2014	December 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(98,383)	$(72,914)	$(57,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	399,247	411,549	388,188
Gain on disposal of property and equipment, net	(2,010)	(7,688)	(1,909)
Loss on extinguishment of debt	—	—	41,796
Tangible asset impairment charges	6,293	1,580	1,860
Amortization of deferred financing costs	13,261	18,014	18,071
Amortization of Senior Notes original issue premium	(3,330)	(3,330)	(3,330)
Insurance proceeds related to operating activities	23,243	—	—
Insurance benefit in net loss	(20,083)	—	—
Deferred tax (benefit) provision	(9,478)	35,803	29,603
Share-based compensation expense	15,832	11,736	8,406
Provision for doubtful accounts	12,103	18,559	19,481
Changes in operating assets and liabilities, net of business acquisitions:
Decrease (increase) in receivables	9,600	(47,347)	(26,581)
(Increase) decrease in inventories	(55,047)	105,256	(65,427)
(Increase) decrease in prepaid expenses and other assets	(27,909)	1,016	(16,486)
Decrease in accounts payable and bank checks outstanding	(71,448)	(35,649)	(32,411)
Increase (decrease) in accrued expenses and other liabilities	63,636	(34,395)	18,197

Net cash provided by operating activities	255,527	402,190	322,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses—net of cash	(69,481)	—	(11,369)
Proceeds from sales of property and equipment	5,048	25,054	14,608
Purchases of property and equipment	(187,409)	(147,094)	(191,131)
Insurance proceeds related to investing activities	2,771	4,000	—
Purchase of industrial revenue bonds	(22,139)	—	—

Net cash used in investing activities	(271,210)	(118,040)	(187,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancing	—	—	854,485
Proceeds from other borrowings	22,139	898,450	1,644,000
Payment for debt financing costs and fees	(3,573)	(421)	(29,376)
Principal payments on debt and capital leases	(109,489)	(1,016,033)	(2,278,311)
Repurchase of senior subordinated notes	—	—	(375,144)
Contingent consideration paid for business acquisitions	—	(1,800)	(6,159)
Proceeds from parent company common stock sales	500	197	1,850
Parent company common stock repurchased	(19,992)	(628)	(8,418)

Net cash used in financing activities	(110,415)	(120,235)	(197,073)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(126,098)	163,915	(62,713)
CASH AND CASH EQUIVALENTS—Beginning of year	343,659	179,744	242,457

CASH AND CASH EQUIVALENTS—End of year	$217,561	$343,659	$179,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amounts capitalized)	$345,732	$278,474	$298,915
Income taxes paid (refunded)—net	7,861	(30)	209
Property and equipment purchases included in accounts payable	26,885	26,620	19,719
Capital lease additions	110,097	96,756	100,804
Contingent consideration payable for business acquisitions	—	—	1,800
Payable for repurchase of parent company common stock	—	—	1,006

See Notes to Consolidated Financial Statements.

US FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods, Inc. and its consolidated subsidiaries are referred to here as “we,” “our,” “us,” the “Company,” or “USF” is a wholly owned subsidiary of US Foods Holding Corp. (“US Foods” or “parent”), a Delaware corporation formed and controlled by investment funds associated with Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co., L.P. (“KKR”), collectively the “Sponsors”.

Terminated Acquisition by Sysco—On December 8, 2013, US Foods entered into an agreement and plan of merger (the “Acquisition Agreement”) with Sysco Corporation (“Sysco”); Scorpion Corporation I, Inc., a wholly owned subsidiary of Sysco (“Merger Sub One”); and Scorpion Company II, LLC, a wholly owned subsidiary of Sysco (“Merger Sub Two”), through which Sysco would have acquired US Foods (the “Acquisition”) on the terms and subject to the conditions set forth in the Acquisition Agreement. The closing of the Acquisition was subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

On February 2, 2015, US Foods, USF and certain of its subsidiaries, and Sysco entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Performance Food Group, Inc. (“PFG”), through which PFG agreed to purchase, subject to the terms and conditions of the Asset Purchase Agreement, eleven USF distribution centers and related assets and liabilities, in connection with (and subject to) the closing of the Acquisition.

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

On June 26, 2015, US Foods, Sysco, Merger Sub One and Merger Sub Two entered into an agreement to terminate the Acquisition Agreement. Upon the termination of the Acquisition Agreement, the Asset Purchase Agreement automatically terminated and the indenture with respect to the 8.5% unsecured Senior Notes due June 30, 2019 (the “Senior Notes”) reverted to its prior form as if the amendments that modified certain definitions in such indenture had never become operative. Sysco paid a termination fee of $300 million to US Foods in connection with the termination of the Acquisition Agreement. USF paid a termination fee of $12.5 million to PFG pursuant to the terms of the Asset Purchase Agreement.

Business Description—USF markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. These customers include independently owned single and multi-unit restaurants, regional concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations.

Basis of Presentation—The Company operates on a 52-53 week fiscal year, with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fiscal fourth quarter. The fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013 are also referred to herein as fiscal years 2015, 2014 and 2013, respectively. The Company’s fiscal year 2015 is a 53-week fiscal year.

Public Filer Status—During the fiscal second quarter of 2013, the Company completed the registration of $1,350 million aggregate principal amount of outstanding Senior Notes and became subject to rules and regulations of the Securities and Exchange Commission (“SEC”), including periodic and current reporting requirements under the Securities Exchange Act of 1934, as amended. The Company did not receive any proceeds from the registration of the Senior Notes. Presently, the Company files periodic reports as a voluntary filer pursuant to contractual obligations in the indenture governing the Senior Notes.

US Foods Holding Corp. Initial Public Offering—In February 2016, our parent, US Foods filed a registration statement on Form S-1 with the SEC relating to a proposed initial public offering of its common stock. The number of shares to be offered and the price range for the offering have not been determined. US Foods intends to use a portion of the net proceeds from the proposed offering to repay certain Company indebtedness and use the remaining proceeds, if any, received from the offering for general corporate purposes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—Consolidated financial statements include the accounts of USF and its 100% owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates—Consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The most critical estimates used in the preparation of the Company’s consolidated financial statements pertain to the valuation of goodwill and other intangible assets, vendor consideration, self-insurance programs, income taxes, and share-based compensation.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents.

Accounts Receivable—Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying Consolidated Balance Sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When we are aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount we reasonably expect to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due over specified periods.

Vendor Consideration and Receivables—The Company participates in various rebate and promotional incentives with its suppliers, primarily through purchase-based programs. Consideration earned under these incentives is estimated during the year, based on purchasing activity, as the Company’s obligations under the programs are fulfilled primarily when products are purchased. Changes in the estimated amount of incentives earned are treated as changes in estimates and are recognized in the period of change.

Vendor consideration is typically deducted from invoices or collected in cash within 30 days of being earned. Vendor receivables represent the uncollected balance of the vendor consideration. Due to the process of primarily deducting the consideration from the amounts due to the vendor, the Company does not experience significant collectability issues. The Company evaluates the collectability of its vendor receivables based on specific vendor information and vendor collection history.

Inventories—The Company’s inventories—consisting mainly of food and other foodservice-related products—are considered finished goods. Inventory costs include the purchase price of the product, freight charges to deliver it to the Company’s warehouses, and depreciation and labor related to processing facilities and equipment, and are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

The Company records inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. During 2014, inventory quantities were reduced resulting in the liquidation of certain quantities carried at lower costs in prior years. As a result of this LIFO liquidation, cost of sales decreased $7 million in 2014. There were no LIFO inventory liquidations in 2015 and 2013.

At January 2, 2016 and December 27, 2014, the LIFO balance sheet reserves were $134 million and $208 million, respectively. As a result of net changes in LIFO reserves, cost of goods sold decreased $74 million in fiscal year 2015 and increased $60 million and $12 million in fiscal years 2014 and 2013, respectively. The $60 million increase in cost of goods sold in 2014 is net of the $7 million decrease in cost of goods sold resulting from the LIFO liquidation.

Property and Equipment—Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the related lease or the estimated useful lives of the assets.

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

Impairments are recorded as a component of Restructuring and tangible asset impairment charges in the Consolidated Statements of Comprehensive Income (Loss), as well as in a reduction of the asset’s carrying value in the Consolidated Balance Sheets.

Goodwill and Other Intangible Assets—Goodwill and Other intangible assets include the cost of the acquired business in excess of the fair value of the net tangible assets acquired. Other intangible assets include customer relationships, the brand names comprising our portfolio of exclusive brands, and trademarks. As required, we assess Goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if events occur that indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment at the beginning of each fiscal third quarter. For other intangible assets with definite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All Goodwill is assigned to the consolidated Company as the reporting unit.

Self-Insurance Programs—The Company accrues estimated liability amounts for claims covering general, fleet and workers’ compensation. The amounts in excess of certain levels, which range from $1 – 3 million per occurrence, are insured as a risk reduction strategy, to minimize catastrophic losses. We are fully self-insured for group medical claims not covered under collective bargaining agreements. The Company accrues its estimated liability for the self-insured medical insurance program, including an estimate for incurred but not reported claims, based on known claims and past claims history. The amounts accrued are discounted, except for self-insured medical liabilities, as the amount and timing of cash payments related to those accruals are reliably determinable given the nature of benefits and the level of historical claim volume to support the actuarial assumptions and judgments used to derive the expected loss payment pattern. Substantially all of the discounting pertains to workers compensation, as it makes up approximately 80% of the total liability as of January 2, 2016. The amounts accrued are discounted using an interest rate that approximates the US. Treasury rate consistent with the duration of the liabilities. However, the inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. These accruals are included in Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets.

Share-Based Compensation—Certain employees participate in the 2007 Stock Incentive Plan for Key Employees of USF Holding Corp. and its Affiliates, as amended (“Stock Incentive Plan”), which allows purchases of US Foods shares of common stock, grants of restricted stock and restricted stock units of US Foods and grants of options exercisable in US Foods common stock. The Company measures compensation expense for stock-based option awards at fair value at the date of grant, and it recognizes compensation expense over the service period for stock-based awards expected to vest. US Foods contributes shares to the Company for employee purchases and upon exercise of options or grants of restricted stock and restricted stock units. To determine the fair value of awards at the date of grant, the Company computes a common stock fair value at the end of each fiscal quarter and uses the calculated common stock fair value for all grants in the subsequent quarter.

Business Acquisitions—The Company accounts for business acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition.

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

Cost of Goods Sold—Cost of goods sold includes amounts paid to vendors for products sold—net of vendor consideration and the cost of transportation necessary to bring the products to the Company’s distribution facilities. Depreciation related to processing facilities and equipment is presented in cost of goods sold. Because the majority of the Inventories are finished goods, depreciation related to warehouse facilities and equipment is presented in Distribution, selling and administrative costs. See Inventories section above for discussion of LIFO impact on Cost of goods sold.

Shipping and Handling Costs—Shipping and handling costs—which include costs related to the selection of products and their delivery to customers— are presented in Distribution, selling and administrative costs. Shipping and handling costs were $1.5 billion for each of the 2015, 2014 and 2013 fiscal years.

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

In the normal course of business, the Company enters into forward purchase agreements to procure fuel, electricity and product commodities related to its business. These agreements often meet the definition of a derivative. However, the Company does not measure its forward purchase commitments at fair value as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.

Concentration Risks—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are invested primarily in money market funds at major financial institutions. Credit risk related to accounts receivable is dispersed across a larger number of customers located throughout the United States. The Company attempts to reduce credit risk through initial and ongoing credit evaluations of its customers’ financial condition. There were no receivables from any one customer representing more than 5% of our consolidated gross accounts receivable at January 2, 2016 and December 27, 2014.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU, based on the principle that entities should recognize assets and liabilities arising from leases, does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2018, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2016, with early adoption permitted on either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The prospective adoption of this guidance in the fiscal fourth quarter of 2015 did not materially affect the Company’s financial position, results of operations or cash flows. Prior periods were not retrospectively adjusted.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustment. This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments for business combinations. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2015. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier adoption permitted for financial statements that have not been issued. The Company does not expect the adoption of this guidance in fiscal year 2016 to materially affect its financial position, results of operations or cash flows.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2015, with early adoption permitted. The amendments should be applied retrospectively. The retrospective adoption of this guidance for disclosures relating to the Company’s pension plan assets in the fiscal fourth quarter of 2015 did not affect the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-04, Compensation —Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. This ASU gives an employer whose fiscal year-end does not coincide with a calendar month-end—e.g., an entity that has a 52-week or 53-week fiscal year— the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance in connection with the remeasurement and curtailment accounting in the fiscal third quarter of 2015 did not materially affect the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2015, with early adoption permitted. As a result of the retrospective adoption of this guidance in the fiscal fourth quarter of 2015, deferred financing costs of $25 million and $35 million at January 2, 2016 and December 27, 2014, respectively, are netted against the carrying values of certain debt obligations. Additionally, in accordance with ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, issued in August 2015, the Company will continue to present debt issuance costs related to its line-of-credit arrangements as an asset and amortize them ratably over the term of the related facilities.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2016, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

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

4.	BUSINESS ACQUISITIONS

On December 31, 2015, the Company purchased a broadline distributor for cash of $69 million. During 2013, the Company purchased a foodservice distributor for cash of $14 million, plus contingent consideration of $2 million that was paid in 2014. The Company also received a $2 million purchase price adjustment in 2013 related to 2012 business acquisitions. The acquisitions, made in order to expand the Company’s presence in certain geographic areas, are integrated into the Company’s foodservice distribution network. There were no business acquisitions in 2014.

The following table summarizes the purchase price allocations for the 2015 and 2013 business acquisitions as follows (in thousands):

	2015	2013
Accounts receivable	$6,724	$3,894
Inventories	7,022	3,638
Other current assets	702	—
Property and equipment	7,200	125
Goodwill	40,242	—
Other intangible assets	21,200	8,348
Accounts payable	(3,290)	(2,120)
Accrued expenses and other current liabilities	(1,554)	(130)
Deferred income taxes	(8,765)	—

Cash paid for acquisitions	$69,481	$13,755

The 2015 and 2013 acquisitions did not materially affect the Company’s results of operations or financial position. Actual net sales and operating earnings of the businesses acquired in both periods represent less than 2% of the Company’s consolidated results and, therefore, pro forma information has not been provided.

5.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity in the allowance for doubtful accounts for the last three fiscal years is as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$24,989	$25,151	$25,606
Charged to costs and expenses	12,103	18,559	19,481
Customer accounts written off—net of recoveries	(14,469)	(18,721)	(19,936)

Balance at end of year	$22,623	$24,989	$25,151

This table excludes the vendor receivable related allowance for doubtful accounts of $2 million, $3 million and $3 million at January 2, 2016, December 27, 2014 and December 28, 2013, respectively.

6.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing program and the related financing facility (the “2012 ABS Facility”), the Company and from time to time its subsidiaries sells—on a revolving basis—their eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders —as defined in the 2012 ABS Facility. The Company consolidates the Receivables Company and, consequently, the sale of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral or, in lieu of providing cash collateral, it can pay down its borrowings on the 2012 ABS Facility to cover the shortfall. Due to sufficient eligible receivables available as collateral, no cash collateral was held at January 2, 2016 or December 27, 2014. Included in the Company’s Accounts receivable balance as of January 2, 2016 and December 27, 2014 was $933 million and $941 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 11, Debt for a further description of the 2012 ABS Facility.

7.	ASSETS HELD FOR SALE

The Company classifies its closed facilities as Assets held for sale at the time management commits to a plan to sell the facility, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as Assets held for sale for more than one year as the Company continues to actively market the facilities at reasonable prices.

The changes in Assets held for sale for fiscal years 2015 and 2014 were as follows (in thousands):

	2015	2014
Balance at beginning of year	$5,360	$14,554
Transfers in	2,594	6,700
Assets sold	(1,377)	(14,314)
Tangible asset impairment charges	(1,118)	(1,580)

Balance at end of the year	$5,459	$5,360

During fiscal year 2015, the Company closed a distribution facility and reclassified it to Assets held for sale. Two facilities classified as Assets held for sale were sold during fiscal year 2015 for proceeds of $3 million.

During fiscal year 2014, four distribution facilities were closed and reclassified to Assets held for sale. Five facilities classified as Assets held for sale were sold during fiscal year 2014 for proceeds of $19 million.

Certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in tangible asset impairment charges of $1 million and $2 million in fiscal years 2015 and 2014, respectively. See Note 10, Fair Value Measurements.

8.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	January 2, 2016	December 27, 2014	Range of Useful Lives
Land	$301,924	$291,871
Buildings and building improvements	1,156,914	1,055,936	10–40 years
Transportation equipment	745,399	651,184	5–10 years
Warehouse equipment	332,018	300,760	5–12 years
Office equipment, furniture and software	690,430	622,296	3–7 years
Construction in process	58,849	117,125

	3,285,534	3,039,172
Less accumulated depreciation and amortization	(1,516,649)	(1,312,589)

Property and equipment—net	$1,768,885	$1,726,583

Transportation equipment included $260 million and $163 million of capital lease assets at January 2, 2016, and December 27, 2014, respectively. Buildings and building improvements included $98 million and $33 million of capital lease assets at January 2, 2016 and December 27, 2014, respectively. Accumulated amortization of capital lease assets was $68 million and $36 million at January 2, 2016 and December 27, 2014, respectively. Interest capitalized was $2 million in fiscal years 2015 and 2014.

Depreciation and amortization expense of property and equipment—including amortization of capital lease assets—was $253 million, $261 million and $240 million for the fiscal years 2015, 2014 and 2013, respectively.

9.	GOODWILL AND OTHER INTANGIBLES

Goodwill and Other intangible assets include the cost of acquired businesses in excess of the fair value of the tangible net assets acquired. Other intangible assets include customer relationships, noncompete agreements, the brand names and trademarks comprising the Company’s portfolio of exclusive brands and trademarks. Brand names and trademarks are indefinite-lived intangible assets and, accordingly, are not subject to amortization.

Customer relationship intangible assets have definite lives and are carried at the acquired fair value less accumulated amortization. Customer relationship intangible assets are amortized over the estimated useful lives—four to ten years. Amortization expense was $146 million, $151 million and $147 million for fiscal years 2015, 2014 and 2013, respectively. The weighted-average remaining useful life of all customer relationship intangibles was approximately two years at January 2, 2016. Amortization of these customer relationship assets is estimated to be $146 million in fiscal year 2016, $68 million in fiscal year 2017, and $5 million in fiscal years 2018 and 2019.

Goodwill and Other intangibles consisted of the following (in thousands):

	January 2, 2016	December 27, 2014
Goodwill	$3,875,719	$3,835,477

Customer relationships—amortizable:
Gross carrying amount	$1,373,920	$1,376,094
Accumulated amortization	(1,149,572)	(1,026,680)

Net carrying value	224,348	349,414

Noncompete agreements—amortizable:
Gross carrying amount	800	800
Accumulated amortization	(347)	(187)

Net carrying value	453	613

Brand names and trademarks—not amortizing	252,800	252,800

Total Other intangibles—net	$477,601	$602,827

The 2015 increase in Goodwill is attributable to a 2015 broadline distributor acquisition. The 2015 decrease in the gross carrying amount of customer relationships is attributable to the write-off of fully amortized customer relationship intangible assets of $23 million, offset by intangible assets acquired related to the 2015 business acquisition of $21 million.

As required, the Company assesses Goodwill and intangible assets with indefinite lives for impairment annually, or more frequently, if events occur that indicate an asset may be impaired. For Goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment at the beginning of each fiscal third quarter. For intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All Goodwill is assigned to the consolidated company as the reporting unit. The Company completed its most recent annual impairment assessment of Goodwill and indefinite-lived intangible assets as of June 28, 2015—the first day of the fiscal third quarter of 2015—with no impairments noted.

For Goodwill, the reporting unit used in assessing impairment is the Company’s one business segment as described in Note 23, Business Segment Information. The Company’s assessment for impairment of Goodwill utilized a combination of discounted cash flow analysis, comparative market multiples, and comparative market transaction multiples, weighted 50%, 35% and 15%, respectively, to determine the fair value of the reporting unit for comparison to its corresponding carrying value. If the carrying value of the reporting unit exceeds its fair value, the Company must then perform a comparison of the implied fair value of Goodwill to its carrying value. If the carrying value of the Goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. Based upon the Company’s fiscal 2015 annual Goodwill impairment analysis, the Company concluded the fair value of its reporting unit exceeded its carrying value.

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

10.	FAIR VALUE MEASUREMENTS

The Company follows the accounting standards for fair value, where fair value is a market-based measurement, not an entity-specific measurement. The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of January 2, 2016 and December 27, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$113,700	$—	$—	$113,700

Balance at January 2, 2016	$113,700	$—	$—	$113,700

Recurring fair value measurements:
Money market funds	$231,600	$—	$—	$231,600

Balance at December 27, 2014	$231,600	$—	$—	$231,600

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$2,600	$2,600

Balance at January 2, 2016	$—	$—	$2,600	$2,600

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$4,800	$4,800

Balance at December 27, 2014	$—	$—	$4,800	$4,800

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with a maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.

Nonrecurring Fair Value Measurements

Assets Held for Sale

The Company records Assets held for sale at the lesser of the carrying amount or estimated fair value less cost to sell. Certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in Tangible asset impairment charges of $1 million and $2 million during fiscal years 2015 and 2014, respectively. Management estimates fair value based on comparable sales transactions received from real estate brokers.

The amounts included in the tables above, classified under Level 3 within the fair value hierarchy, represent the estimated fair values of those Assets held for sale that became the new carrying amounts at the time the impairments were recorded.

Other Fair Value Measurements

The carrying value of cash, restricted cash, Accounts receivable, Bank checks outstanding, Accounts payable and accrued expenses approximate their fair values due to their short-term maturities. The carrying value of the self-funded industrial revenue bonds and the corresponding long-term liability approximate their fair values. See Note 11, Debt, for a further description of the industrial revenue bonds.

Excluding the above noted industrial bonds, the fair value of the Company’s total debt approximated $4.8 billion at January 2, 2016 and December 27, 2014, as compared to its aggregate carrying value of $4.7 billion at January 2, 2016 and December 27, 2014. At January 2, 2016 and December 27, 2014, the fair value, estimated at $1.4 billion, of the Senior Notes was classified under Level 2 of the fair value hierarchy, with fair valued based upon the closing market price at the end of the reporting period. The fair value of the balance of the Company’s debt is classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk. See Note 11, Debt for further description of the Company’s debt.

11.	DEBT

The Company’s debt consisted of the following (in thousands):

		Interest Rate at
		January 2,	January 2,	December 27,
	Maturity	2016	2016	2014
Debt Description
ABL Facility	December 31, 2018	—	$—	$—
2012 ABS Facility	September 30, 2018	1.40%	586,000	636,000
Amended 2011 Term Loan (net of $9,848 and $14,641 of unamortized deferred financing costs, respectively)(1)	March 31, 2019	4.5	2,037,652	2,059,110
Senior Notes (net of $13,441 and $17,439 of unamortized deferred financing costs, respectively) (1)	June 30, 2019	8.5	1,334,835	1,332,561
CMBS Fixed Facility (net of $1,473 and $2,497 of unamortized deferred financing costs, respectively) (1)	August 1, 2017	6.38	470,918	469,894
Obligations under capital leases	2018–2025	3.11 – 6.18	270,406	189,232
Other debt	2018–2031	5.75 – 9.00	33,325	11,795

Total debt			4,733,136	4,698,592
Add unamortized premium			11,652	14,982
Less current portion of long-term debt			(62,639)	(51,877)

Long-term debt			$4,682,149	$4,661,697

(1)	Prior year amounts have been reclassified to reflect the adoption of ASU 2015-03.

Principal payments to be made on outstanding debt as of January 2, 2016, were as follows (in thousands):

2016	$62,639
2017	546,585
2018	668,449
2019	3,374,499
2020	34,795
Thereafter	70,931

$4,757,898

As of January 2, 2016, $2.1 billion of the Total debt was at a fixed rate.

Revolving Credit Agreement

The Company’s asset backed senior secured revolving loan facility (the “ABL Facility”) provides for loans under its two tranches: ABL Tranche A-1 and ABL Tranche A, with its capacity limited by a borrowing base. During fiscal year 2015, the ABL Facility was amended. The maximum borrowing available was increased $200 million to $1,300 million – ABL Tranche A-1 increased from $75 million to $100 million, and the maximum borrowing available under the ABL Tranche A increased $175 million to $1,200 million. Additionally, the interest rate on outstanding borrowings and letter of credit fees was reduced by 75 basis points. The maturity date was extended to the earlier of (1) October 20, 2020, the amended ABL Facility maturity date; (2) April 1, 2019 if the Company’s Senior Notes have more than $300 million of principal outstanding at that date and the maturity date of the Senior Notes has not been extended to later than October 20, 2020; or (3) December 31, 2018 if the Company’s senior secured term loan (the “Amended 2011 Term Loan”) has more than $300 million of principal outstanding at that date and the maturity date of the Amended 2011 Term Loan has not been extended to later than October 20, 2020. The Company incurred $3 million of lender fees and third party costs to amend the ABL Facility, which was capitalized as Deferred financing costs and amortized to the ABL Facility maturity date.

As of January 2, 2016, the Company had no outstanding borrowings, but had issued letters of credit totaling $393 million under the ABL Facility. Outstanding letters of credit included: (1) $73 million issued to secure the Company’s obligations related to certain facility leases, (2) $317 million issued in favor of certain commercial insurers securing the Company’s obligations related to its self-insurance program and (3) $3 million for other obligations of the Company. There was available capacity on the ABL Facility of $872 million at January 2, 2016. As of January 2, 2016, on Tranche A-1 borrowings, the Company can periodically elect to pay interest at an alternative base rate (“ABR”), as defined in the Company’s credit agreements, plus 1.50% or the London Inter Bank Offered Rate (“LIBOR”) plus 2.50%. On Tranche A borrowings, the Company can periodically elect to pay interest at ABR plus 0.25% or LIBOR plus 1.25%. The ABL Facility also carries letter of credit fees of 1.25% and an unused commitment fee of 0.25%. The weighted-average interest rate for the ABL Facility was 3.69% for fiscal year 2014. The Company did not borrow on the ABL Facility in 2015.

As discussed in Note 24, Subsequent Events, the Company borrowed approximately $239 million on the ABL Facility that partially funded the January 8, 2016 one-time special cash distribution to US Foods, the Company’s parent.

Accounts Receivable Financing Program

Under the 2012 ABS Facility, the Company and from time to time its subsidiaries sells—on a revolving basis—their eligible receivables to the Receivables Company. The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders as defined in the 2012 ABS Facility. See Note 6, Accounts Receivable Financing Program.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $586 million and $636 million at January 2, 2016 and December 27, 2014, respectively. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $111 million at January 2, 2016 based on eligible receivables as collateral. The portion of the 2012 ABS Facility held by the lenders who fund the 2012 ABS Facility with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper, plus 1.00%, and an unused commitment fee of 0.35%. The portion of the 2012 ABS Facility held by lenders that do not fund the 2012 ABS Facility with commercial paper bears interest at LIBOR plus 1.00%, and an unused commitment fee of 0.35%. The weighted-average interest rate for the 2012 ABS Facility was 1.41% and 1.43% for fiscal year 2015 and 2014, respectively. On October 19, 2015, the 2012 ABS Facility was amended whereby the maturity date was again extended from August 5, 2016 to September 30, 2018. There were no other significant changes to the 2012 ABS Facility. The Company incurred $1 million of lender fees and third party costs related to the 2012 ABS Facility amendment, which was capitalized as Deferred financing costs and amortized to the 2012 ABS Facility maturity date.

As discussed in Note 24, Subsequent Events, the Company borrowed $75 million on the 2012 ABS Facility that partially funded the January 8, 2016 one-time special cash distribution to US Foods, the Company’s parent.

Term Loan Agreement

The Amended 2011 Term Loan had outstanding borrowings of $2,038 million and $2,059 million, net of $10 million and $15 million of unamortized deferred financing costs at January 2, 2016 and December 27, 2014, respectively. The facility bears interest equal to ABR plus 2.50%, with an ABR floor of 2.00%, or LIBOR plus 3.50%, with a LIBOR floor of 1.00%, based on a periodic election of the interest rate by the Company. Principal repayments of $5 million are payable quarterly with the balance at maturity. The Amended 2011 Term Loan may require mandatory repayments if certain assets are sold, or based on excess cash flow generated by the Company, as defined in the debt agreement. The interest rate for all borrowings on the Amended 2011 Term Loan was 4.50%—the LIBOR floor of 1.00% plus 3.50%— at January 2, 2016. At January 2, 2016, investment funds or accounts managed or advised by an affiliate of KKR held a portion of the Amended 2011 Term Loan debt. See Note 14, Related Party Transactions.

The term loan agreement was amended during 2013. See “Debt Refinancing Transactions” discussed below.

Senior Notes

The Senior Notes, with outstanding principal of $1,335 million and $1,333 million at January 2, 2016 and December 27, 2014, net of $13 million and $17 million, respectively of unamortized deferred financing costs, bear interest at 8.50%. Prior to June 30, 2016, the Senior Notes are redeemable, at the Company’s option, in whole or in part at a price of 104.25% of their principal, plus accrued and unpaid interest, if any, to the relevant redemption date. On or after June 30, 2016 and 2017, the optional redemption price for the Senior Notes declines to 102.13% and 100.0%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the relevant redemption date. There was unamortized issue premium associated with the Senior Notes issuances of $12 million and $15 million at January 2, 2016 and December 27, 2014. The premium is amortized as a decrease to Interest expense-net over the remaining life of the debt facility. In February 2015, the Company repurchased $2 million of the Senior Notes held by the entities affiliated with KKR, as further discussed in Note 14, Related Party Transactions.

CMBS Fixed Facility

The CMBS Fixed Facility with outstanding balances of $471 million and $470 million, net of $1 million and $2 million of unamortized deferred financing costs as of January 2, 2016 and December 27, 2014, is secured by mortgages on 34 properties, consisting of distribution centers. The CMBS Fixed Facility bears interest at 6.38%. Security deposits and escrow amounts related to certain properties collateralizing the CMBS Fixed Facility of $6 million at January 2, 2016 and December 27, 2014 are included in Other assets in the Consolidated Balance Sheets.

Other Debt

Obligations under capital leases consist of amounts due for transportation equipment and building leases. Other debt of $33 million and $12 million at January 2, 2016 and December 27, 2014, respectively, consists primarily of various state industrial revenue bonds. To obtain certain tax incentives related to the construction of a new distribution facility, in January 2015, the Company and a wholly owned subsidiary entered into an industrial revenue bond agreement with a state for the issuance of a maximum of $40 million in Taxable Demand Revenue Bonds (the “TRBs”). The TRBs are self-funded as the Company’s wholly owned subsidiary purchases the TRBs, and the state loans the proceeds back to the Company. The TRBs, which mature January 1, 2030, can be prepaid without penalty one year after issuance. Interest on the TRBs and the loan is 6.25%. At January 2, 2016, $22 million has been drawn on TRBs and recorded as a $22 million long-term asset and a corresponding long-term liability in the Consolidated Balance Sheet.

Deferred Financing Costs

Deferred financing costs of $25 million and $35 million at January 2, 2016 and December 27, 2014, respectively, are netted in the above carrying values of the Company’s Amended 2011 Term Loan, Senior Notes and CMBS Fixed Facility debt obligations.

2013 Debt Refinancing Transactions

In 2013, the Company entered into transactions to refinance debt facilities and extend debt maturity dates, including the following:

•	In June 2013, the Company refinanced its term loan agreements. The aggregate principal outstanding of the 2011 Term Loan was increased to $2,100 million, and the maturity date of the loan facility was extended from March 31, 2017 to March 31, 2019.

•	In January 2013, the Company redeemed the remaining $355 million in aggregate principal amount of its 11.25% Senior Subordinated Notes (“Senior Subordinated Notes”) due June 30, 2017 from an affiliate of CD&R. This was done at a price equal to 105.63% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest to the redemption date. To fund the redemption of these notes, the Company issued $375 million in principal amount of its Senior Notes at a price equal to 103.50% of the principal amount, for gross proceeds of $388 million.

The 2013 refinancing resulted in a Loss on extinguishment of debt of $42 million that consisted of a $20 million Senior Subordinated Notes early redemption premium, a write-off of $13 million of unamortized debt issuance costs related to the old debt facilities, and $9 million of lender fees and third party costs related to these transactions. Unamortized debt issuance costs of $6 million related to the portion of the term loan refinancing accounted for as a debt modification were carried forward as Deferred financing costs and amortized to the Amended 2011 Term Loan maturity date. The Company incurred transaction costs of $29 million related to the 2013 debt refinancing transactions. Transaction costs primarily consisted of loan fees, arrangement fees, rating agency fees and legal fees.

Security Interests

Substantially all of the Company’s assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventories, and tractors and trailers owned by the Company. The CMBS Fixed Facility is collateralized by mortgages on 34 properties. The Company’s obligations under the Amended 2011 Term Loan are secured by all of the capital stock of its subsidiaries, each of the direct and indirect wholly owned domestic subsidiaries—as defined in the agreements—and are secured by substantially all assets of the Company and its subsidiaries not pledged under the 2012 ABS Facility or the CMBS Fixed Facility. The Amended 2011 Term Loan has priority over certain collateral securing the ABL Facility and it has second priority to collateral securing the ABL Facility. As of January 2, 2016, nine properties remain in a special purpose, bankruptcy remote subsidiary, and are not pledged as collateral under any of the Company’s debt agreements.

Restrictive Covenants

The Company’s credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict the Company’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends (see Note 24, Subsequent Events) or engage in mergers or consolidations. As of January 2, 2016, the Company had $506 million of restricted payment capacity, and $1,108 million of its net assets that were restricted under these covenants. Subsequent to the balance sheet date, $374 million of restricted payment capacity was further utilized for the one-time special cash distribution discussed in Note 24, Subsequent Events, leaving $132 million of remaining restricted payment capacity.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding—together with all accrued unpaid interest and other amounts owed—may be declared immediately due and payable by the lenders. Were such an event to occur, the Company would be forced to seek new financing that may not be on as favorable terms as its current facilities. The Company’s ability to refinance its indebtedness on favorable terms—or at all—is directly affected by the current economic and financial conditions. In addition, the Company’s ability to incur secured indebtedness (which may enable it to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of its assets. This, in turn, relies on the strength of its cash flows, results of operations, economic and market conditions and other factors.

12.	ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other long-term liabilities consisted of the following (in thousands):

	January 2, 2016	December 27, 2014
Accrued expenses and other current liabilities:
Salary, wages and bonus expenses	$174,333	$129,887
Operating expenses	61,528	46,845
Workers’ compensation, general and fleet liability	56,077	45,264
Group medical liability	22,220	20,183
Customer rebates and other selling expenses	73,543	65,052
Restructuring	33,500	9,792
Property and sales tax	24,299	19,224
Interest payable	2,780	69,465
Deferred tax liabilities	—	10,079
Other	21,106	19,847

Total accrued expenses and other current liabilities	$469,386	$435,638

Other long-term liabilities:
Workers’ compensation, general and fleet liability	$116,166	$115,640
Accrued pension and other postretirement benefit obligations	126,448	227,106
Restructuring	85,344	47,089
Unfunded lease obligation	29,180	31,422
Other	29,775	28,962

Total Other long-term liabilities	$386,913	$450,219

Self-Insured Liabilities—The Company is self-insured for general liability, fleet liability and workers’ compensation claims. Claims in excess of certain levels are insured. The self-insurance liabilities, included in the table above under “Workers’ compensation, general and fleet liability,” are recorded at present value. This table summarizes self-insurance liability activity for the last three fiscal years (in thousands):

	2015	2014	2013
Balance at beginning of the year	$160,904	$153,568	$159,469
Charged to costs and expenses	77,242	65,025	56,526
Payments	(65,903)	(57,689)	(62,427)

Balance at end of the year	$172,243	$160,904	$153,568

Discount rate	0.82%	0.60%	0.56%

Estimated future payments for self-insured liabilities are as follows (in thousands):

2016	$57,078
2017	30,927
2018	21,519
2019	14,559
2020	10,076
Thereafter	42,444

Total self-insured liability payments	176,603
Less amount representing interest	(4,360)

Present value of self-insured liability payments	$172,243

13.	RESTRUCTURING LIABILITIES

The following table summarizes the changes in the restructuring liabilities for the last three fiscal years (in thousands):

	Severance and Related Costs	Facility Closing Costs	Total
Balance at December 29, 2012	$74,121	$3,177	$77,298
Current period charges	7,308	328	7,636
Change in estimate	(480)	(630)	(1,110)
Payments and usage—net of accretion	(11,877)	(729)	(12,606)

Balance at December 28, 2013	69,072	2,146	71,218
Current period charges	106	—	106
Change in estimate	(584)	(1,152)	(1,736)
Payments and usage—net of accretion	(12,144)	(563)	(12,707)

Balance at December 27, 2014	56,450	431	56,881
Current period charges	175,749	36	175,785
Change in estimate	(4,196)	—	(4,196)
Payments and usage—net of accretion	(109,369)	(257)	(109,626)

Balance at January 2, 2016	$118,634	$210	$118,844

The Company periodically closes distribution facilities, because it has built new ones or to consolidate operations. Additionally, the Company continues to implement initiatives in its ongoing efforts to reduce costs and improve operating efficiencies.

During fiscal year 2015, the Company announced its plan to streamline its field operational model. The Company anticipates the reorganization will be completed in fiscal year 2016. A restructuring charge of $30 million was recorded in fiscal year 2015 and consisted primarily of employee separation related costs.

During the second quarter of 2015, the Company announced its tentative decision to close the Baltimore, Maryland distribution facility. The Company is currently engaged in discussions with unions representing certain employees regarding this tentative decision. A final decision regarding the Baltimore facility will be made once negotiations with the unions are concluded. In anticipation of a potential closure of the Baltimore facility, the Company accrued a restructuring charge of $55 million, including $50 million of estimated multiemployer pension withdrawal liabilities. The estimated multiemployer pension liability was based on the latest available information received from the respective plans’ administrator and represents an estimate for a calendar year 2015 withdrawal. Due to the lack of current information, including changes in market conditions, and funded status of the related multiemployer pension plans, the settlement of these multiemployer pension withdrawal liabilities could materially differ from this estimate.

As further discussed in Note 17, Retirement Plans, in December 2015, the Company reached a settlement with the Central States Teamsters Union Pension Plan (“Central States”). The settlement relieves the Company’s participation in the “legacy” pool and settled the related legacy multiemployer pension withdrawal liability, and commenced the Company as a new employer status in the “hybrid” pool of the Central States Teamsters Southeast and Southwest Area Pension Fund (“Central States Plan”). The payment also included the settlement of certain other Central States multiemployer pension withdrawal liabilities relating to facilities closed prior to 2015, and the related Egan Minnesota labor dispute. The settlement resulted in a restructuring charge of $88 million representing the excess of the $97 million cash payment over the aforementioned liabilities related to these previously closed facilities.

The $119 million Severance and Related Costs balance as of January 2, 2016, also includes $36 million of multiemployer pension withdrawal liabilities relating to facilities closed prior to 2015 unrelated to Central States. These are payable in monthly installments through 2031 at effective interest rates ranging from 5.9% to 6.5%.

14.	RELATED PARTY TRANSACTIONS

The Company is party to consulting agreements with each of the Sponsors pursuant to which each Sponsor provides the Company with ongoing consulting and management advisory services and receives fees and reimbursements of related out of pocket expenses. For each of the fiscal years 2015, 2014 and 2013, the Company recorded $10 million in consulting fees in the aggregate, reported as Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income (Loss).

During the fiscal year 2013, the Company purchased $12 million of food products from a former affiliate of KKR. The Company made payments to KKR Capital Markets LLC, an affiliate of KKR, of $2 million for services rendered in connection with certain 2013 debt refinancing transactions.

As discussed in Note 11, Debt, at January 2, 2016, investment funds or accounts managed or advised by an affiliate of KKR held less than 5% of the Company’s outstanding debt. In February 2015, the Company repurchased $2 million of Senior Notes held by investment funds managed by KKR.

The Company files a consolidated federal income tax return together with US Foods, its parent. US Foods’ federal and state income taxes are paid by the Company and settled with US Foods pursuant to a tax sharing agreement. The Company recorded a $7 million receivable from US Foods related to its tax sharing agreement. See Note 19, Income Taxes.

15.	SHARE-BASED COMPENSATION AND US FOODS COMMON STOCK ISSUANCES

The Stock Incentive Plan, as amended (“Stock Incentive Plan”) provides for the sale of US Foods common stock to named executive officers and other key employees and directors. It also grants 1) stock options to purchase shares of common stock, 2) stock appreciation rights, and 3) restricted stock and restricted stock units of US Foods to certain individuals. The Board of Directors of US Foods or the Compensation Committee of the Board of US Foods is authorized to select the officers, employees and directors eligible to participate in the Stock Incentive Plan. Either the US Foods Board of Directors or the Compensation Committee may determine the specific number of shares to be offered, or options, stock appreciation rights or restricted stock to be granted to an employee or director.

In May 2013, the Stock Incentive Plan was amended to, among other things, increase the number of shares of common stock of US Foods available for grant—from approximately 31.5 million shares to approximately 53.2 million shares. US Foods contributes shares to the Company for employee purchases, and upon exercise of options or grants of restricted shares and restricted stock units.

Employee Put Option—Each participant in the Stock Incentive Plan has the right to require the Company to repurchase all of his or her restricted shares or shares issued or issuable pursuant to their awards in the event of a termination of employment due to death or disability.

Once it is probable that a put becomes exerciseable, it is accounted for as an award modification and is required to be liability-classified. The Company records an incremental expense measured as the excess, if any, of the fair value of the modified award over the amount previously recognized when the award retained equity classification. These liability awards are remeasured at their fair market value, or redemption value, as of each reporting period through the date of settlement, which is generally the first fiscal quarter following termination. There were no 2015 terminations that triggered the put right and, therefore, met the criteria for liability treatment. As such, there was no impact on current fiscal year stock-based compensation costs.

Parent Call Option—The Company also has the right—but not the obligation—to require employees to sell purchased shares back to the Company when they terminate employment. If the Company determines it is likely to exercise the call right prior to an employee bearing the risks and rewards of ownership for a reasonable period of time, generally six months, the awards that have been vested for less than six months (“immature shares”) are required to be liability-classified. The Company records an incremental expense measured as the excess, if any, of the fair value of the liability award over the amount previously recognized when the award retained equity classification. These liability awards are remeasured at their fair market value, or redemption value, as of each reporting period through the date of settlement, which is generally the first fiscal quarter following termination. There was one 2015 termination for which it was probable that the Company would exercise its call right and, therefore, met the criteria for liability treatment with minimum impact on the current fiscal year stock-based compensation expense.

The Company measures compensation expense for share-based equity awards at fair value at the date of grant, and it recognizes compensation expense over the service period for share-based awards expected to vest. Total compensation expense related to share-based payment arrangements was $16 million, $12 million and $8 million for fiscal years 2015, 2014 and 2013, respectively. No share-based compensation cost was capitalized as part of the cost of an asset during those years. The total income tax benefit recorded in the Consolidated Statement of Comprehensive Income (Loss) was $6 million, $4 million and $3 million during fiscal years 2015, 2014 and 2013, respectively.

US Foods Common Stock Issuances—Certain USF employees have purchased shares of US Foods common stock, pursuant to a management stockholder’s agreement associated with the Stock Incentive Plan. These shares are subject to the terms and conditions (including certain restrictions) of each management stockholder’s agreement, other documents signed at the time of purchase, as well as transfer limitations under the applicable law. The related shares and net proceeds of the employee share purchases are contributed to the Company by US Foods. The Company measures fair value of US Foods shares on a quarterly basis, using the combination of a market approach and an income approach. The share price determined for a particular quarter end is the price at which employee purchases and company repurchases are made for the following quarter.

In fiscal year 2015, employees bought US Foods common stock at $6.00 per share. In fiscal year 2014, there were no employee purchases or Company repurchases of US Foods common stock held by employees. In fiscal year 2013, employees bought stock at $6.00 per share. At January 2, 2016, there were 5 million shares of US Foods held by employees for net proceeds of $25 million.

Stock Option Awards—The Company granted to certain employees Time Options and Performance Options (collectively the “Options”) to purchase common shares of US Foods. These Options are subject to the restrictions set forth in the Stock Option Agreements. Shares purchased pursuant to option exercises would be governed by the restrictions in the Stock Incentive Plan and management stockholder’s agreements.

The Time Options vest and become exercisable ratably over periods of four to five years. This happens either on the anniversary date of the grant or the last day of each fiscal year, beginning with the fiscal year issued. In fiscal 2015, 2014, and 2013, the Company recognized $3 million, $3 million, and $2 million, respectively in compensation expense related to Time Options.

The Performance Options also vest and become exercisable ratably over four to five years, either on the anniversary date of the grant or the last day of each fiscal year (beginning with the fiscal year issued), provided that the Company achieves an annual operating performance target as defined in the applicable stock option agreements (“Stock Option Agreements”). The Stock Option Agreements also provide for “catch-up vesting” of the Performance Options, if an annual operating performance target is not achieved, but a cumulative operating performance target is achieved. During fiscal year 2012, the Company changed its policy for granting Performance Options. The award agreements no longer included performance targets for all years covered by the agreement. Instead, the Company established annual and cumulative targets for each year at the beginning of each respective fiscal year. In this case, the grant date under GAAP is not determined until the performance target for the related options is known.

The Company achieved the annual and cumulative performance targets in fiscal year 2015 and recorded a compensation charge of $5 million for the Performance Options. The charge consisted of $3 million relating to fiscal year 2015 and $2 million related Performance Options granted in fiscal years 2013, 2012 and 2011, which met cumulative performance targets in 2015. The Company achieved the annual performance target in fiscal year 2014 and recorded a compensation charge of $4 million for the Performance Options relating to fiscal year 2014. The Company did not achieve the annual performance target in fiscal year 2013. The fiscal year 2012 annual operating performance target was modified in fiscal year 2013, and the Company recorded a compensation charge of $2 million in fiscal year 2013 for the Performance Options relating to fiscal year 2012.

The Options are nonqualified options, with exercise prices equal to the estimated value of a share of US Foods’s stock at the date of the grant. The Options have exercise prices of $4.50 to $6.75 per share and generally have a 10-year life. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option-pricing model.

The weighted-average assumptions for options granted in fiscal years 2015 and 2013 are included in the following table. No options were granted in fiscal year 2014.

	2015	2013
Expected volatility	36.6%	35.0%
Expected dividends	—	—
Risk-free interest rate	1.6%	1.0%
Expected term (in years)	4.8	6.3

Expected volatility is calculated based on the historical volatility of public companies similar to US Foods. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term, as of the grant dates. The assumed dividend yield is zero, because the Company has not historically paid dividends and does not have any current plans to pay dividends. Due to a lack of relevant historical data, the simplified approach was used to determine the expected term of the options.

The summary of options outstanding and changes during fiscal year 2015 are presented below.

	Time Options	Performance Options	Total Options	Weighted- Average Fair Value	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Years
Outstanding at December 27, 2014	12,292,713	10,149,146	22,441,859	$1.89	$5.13
Granted	2,393,585	1,865,671	4,259,256	$2.56	$6.40
Exercised	(2,088,980)	(1,843,884)	(3,932,864)	$1.85	$5.03
Forfeited	(763,520)	(824,100)	(1,587,620)	$2.11	$5.85

Outstanding at January 2, 2016	11,833,798	9,346,833	21,180,631	$2.02	$5.47	5.3

Vested and exercisable at January 2, 2016	8,461,277	7,895,792	16,394,569	$1.87	$5.04	4.3

The weighted-average grant date fair value of options granted in fiscal years 2015 and 2013 was $2.56 and $2.22, respectively. There were no options granted in fiscal year 2014. In fiscal years 2015, 2014 and 2013, the Company recorded $8 million, $7 million and $4 million, respectively, in compensation expense related to the Options. The stock compensation expense—representing the fair value of stock options vested during the year—is reflected in our Consolidated Statements of Comprehensive Income (Loss) in Distribution, selling and administrative costs. During fiscal year 2015, 2,088,980 Time Options and 1,843,884 Performance Options were exercised by terminating employees for a cash outflow of $6 million, representing the excess of fair value over exercise price. During fiscal year 2014, 12,000 Time Options and 10,000 Performance Options were exercised by terminating employees for a minimal cash outflow, representing the excess of fair value over exercise price. During fiscal year 2013, 1,233,972 Time Options and 1,233,972 Performance Options were exercised by terminating employees for a cash outflow of $2 million, representing the excess of fair value over exercise price.

As of January 2, 2016, there was $8 million of total unrecognized compensation costs related to 5 million nonvested options expected to vest under the Stock Option Agreements. That cost is expected to be recognized over a weighted-average period of three years.

The December 27, 2014 Performance Options presented in the prior table have been recast to conform to the current year presentation of options which have reached a grant date. As of January 2, 2016, there were 2 million Performance Options that have been promised to employees for which performance targets have not been set.

Restricted Shares—No Restricted Shares (“Restricted Shares”) were issued in fiscal year 2015 or 2014. Certain employees of the Company received 375,001 Restricted Shares of US Foods in fiscal year 2013. These shares were granted under the Stock Incentive Plan and contain non-forfeitable dividend rights. Restricted Shares vest and become exercisable ratably over periods of primarily two to five years.

The summary of nonvested Restricted Shares outstanding and changes during fiscal year 2015 is presented below:

	Restricted Shares	Weighted- Average Fair Value
Nonvested at December 27, 2014	175,390	$5.82
Granted	—	$—
Vested	(132,556)	$5.77
Forfeited	(23,834)	$5.92

Nonvested at January 2, 2016	19,000	$6.00

The weighted-average grant date fair value for Restricted Shares granted in 2013 was $6.00. Expense of $1 million and $3 million related to the Restricted Shares was recorded in Distribution, selling and administrative costs during fiscal years 2015 and 2013, respectively. The 2014 expense related to the Restricted Shares of $1 million was offset by an adjustment of prior year expense.

At January 2, 2016, there was $0.1 million of unrecognized compensation cost related to the Restricted Shares that we expect to recognize over a weighted-average period of one year.

Restricted Stock Units—Beginning in 2013, certain employees of the Company received Time Restricted Stock Units and Performance Restricted Stock Units of US Foods (collectively the “RSUs”) granted pursuant to the Stock Incentive Plan.

Time RSUs generally vest and become exercisable ratably over four years, starting on the anniversary date of grant. In fiscal years 2015, 2014, and 2013, the Company recognized $3 million, $2 million, and $1 million, respectively in compensation expense related to Time RSU’s.

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

The Company achieved the annual and cumulative operating performance targets in 2015 and recorded a compensation charge of $4 million. The charge consisted of $3 million relating to fiscal year 2015 and $1 million related to Performance RSUs granted in 2013 which met cumulative performance targets in 2015. The Company achieved the annual operating performance target in 2014 and recorded a compensation charge of $3 million in 2014 for the Performance RSU’s. The Company did not achieve the annual operating performance target for 2013 and, accordingly, did not record a compensation charge for the Performance RSU’s in 2013. Prior to 2013, there were no RSUs issued or outstanding under the Stock Incentive Plan.

The summary of nonvested Restricted Stock Units as of January 2, 2016, and changes during the fiscal year then ended presented below.

	Time Restricted Stock Units	Performance Restricted Stock Units	Total Restricted Stock Units	Weighted- Average Fair Value
Nonvested at December 27, 2014	1,106,365	515,354	1,621,719	$6.00
Granted	977,152	502,056	1,479,208	$6.62
Vested	(577,438)	(244,104)	(821,542)	$6.00
Forfeited	(148,604)	(139,542)	(288,146)	$6.04

Nonvested at January 2, 2016	1,357,475	633,764	1,991,239	$6.45

The weighted-average grant date fair values for Restricted Stock Units granted in fiscal year 2015 was $6.62. Expense of $7 million, $5 million and $1 million related to the Restricted Stock Units was recorded in Distribution, selling and administrative costs during fiscal years 2015, 2014 and 2013, respectively.

At January 2, 2016, there was $8 million of unrecognized compensation cost related to 2 million Restricted Stock Units that we expect to recognize over a weighted-average period of three years.

The December 27, 2014 Performance RSU’s presented in the prior table have been recast to conform to the current year presentation of units which have reached a grant date. As of January 2, 2016, there were 1 million Performance RSUs that have been promised to employees for which performance targets have not been set.

Equity Appreciation Rights—The Company has an Equity Appreciation Rights (“EAR”) Plan for certain employees. Each EAR represents one phantom share of US Foods common stock. The EARs become vested and payable, primarily at the time of a qualified public offering of equity shares, involuntary termination, or a change in control. EARs are forfeited upon voluntary termination of the participant’s employment with the Company. The EARs will be settled in cash upon vesting and, accordingly, are considered liability instruments. No EARs were granted during fiscal years 2015, 2014 and 2013. As of January 2, 2016, there were a total of 1,385,300 EARs outstanding with a weighted average exercise price of $4.98 per share.

As the EARs are liability instruments, the fair value of the awards is re-measured each reporting period until the award is settled. Since vesting is contingent upon performance conditions currently not considered probable, no compensation costs have been recorded to date for outstanding EARs.

16.	LEASES

The Company leases various warehouse and office facilities and certain equipment under operating and capital lease agreements that expire at various dates and in some instances contain renewal provisions. The Company expenses operating lease costs, including any scheduled rent increases, rent holidays or landlord concessions—on a straight-line basis over the lease term. The Company also has an unfunded lease obligation on a distribution facility through 2023.

Future minimum lease payments under the above mentioned noncancelable lease agreements, together with contractual sublease income, as of January 2, 2016, are as follows (in thousands):

	Unfunded Lease	Capital	Operating	Sublease	Net
	Obligation	Leases	Leases	Income
2016	$4,269	$51,022	$31,922	$(1,026)	$86,187
2017	4,269	51,121	29,146	(884)	83,652
2018	4,269	68,996	24,603	(6)	97,862
2019	4,663	47,334	24,099	—	76,096
2020	4,809	38,784	20,469	—	64,062
Thereafter	14,428	46,348	35,397	—	96,173

Total minimum lease payments (receipts)	36,707	303,605	$165,636	$(1,916)	$504,032

Less amount representing interest	(9,704)	(33,199)

Present value of minimum lease payments	$27,003	$270,406

Total operating lease expense, included in Distribution, selling and administrative costs in the Company’s Consolidated Statements of Comprehensive Income (Loss) was $44 million in each of the fiscal years 2015, 2014 and 2013.

17.	RETIREMENT PLANS

The Company has defined benefit and defined contribution retirement plans for its employees. Also, the Company contributes to various multiemployer plans under collective bargaining agreements and provides certain health care benefits to eligible retirees and their dependents.

Company Sponsored Defined Benefit Plans—The Company maintains several qualified retirement plans and a nonqualified retirement plan (“Retirement Plans”) that pay benefits to certain employees at retirement, using formulas based on a participant’s years of service and compensation. In addition, the Company maintains postretirement health and welfare plans for certain employees, of which components are included in the tables below under Other postretirement plans. Amounts related to defined benefit plans recognized in the consolidated financial statements are determined on an actuarial basis.

The components of net pension and other postretirement benefit costs (credits) for the last three fiscal years were as follows (in thousands):

	Pension Benefits
	2015	2014	2013
Components of net periodic pension cost:
Service cost	$32,582	$27,729	$32,773
Interest cost	39,628	37,468	33,707
Expected return on plan assets	(54,881)	(47,396)	(42,036)
Amortization of prior service cost	195	198	198
Amortization of net loss	10,394	2,294	13,288
Settlements	3,358	2,370	1,778
Special termination benefit	422	—	—

Net periodic pension costs	$31,698	$22,663	$39,708

	Other Postretirement Plans
	2015	2014	2013
Components of net periodic postretirement benefit costs:
Service cost	$37	$79	$153
Interest cost	264	318	431
Amortization of prior service credit	(62)	(334)	—
Amortization of net loss (gain)	14	(75)	112
Curtailment gain	—	(2,096)	—

Net periodic other postretirement benefit costs (credits)	$253	$(2,108)	$696

Net periodic pension costs for fiscal years 2015, 2014 and 2013 includes $3 million, $2 million and $2 million, respectively, of settlement charges resulting from lump-sum payments to former employees participating in several Company sponsored pension plans. The net periodic other postretirement benefit credits for fiscal year 2014 includes a $2 million curtailment gain resulting from a labor negotiation that eliminated postretirement medical coverage for substantially all active participants in one plan.

Changes in plan assets and benefit obligations recorded in Other comprehensive income (loss) for pension and Other postretirement benefits for the last three fiscal years were as follows (in thousands):

	Pension Benefits
	2015	2014	2013
Changes recognized in other comprehensive income (loss):
Actuarial (loss) gain	$(3,171)	$(160,345)	$112,816
Curtailment	73,191	—	—
Amortization of prior service cost	195	198	198
Amortization of net loss	10,394	2,294	13,288
Settlements	3,358	2,370	1,778

Net amount recognized	$83,967	$(155,483)	$128,080

	Other Postretirement Plans
	2015	2014	2013
Changes recognized in other comprehensive income (loss):
Actuarial gain (loss)	$1,035	$(986)	2,198
Prior service (cost) credit	(1,291)	3,612	—
Amortization of prior service credit	(62)	(334)	—
Amortization of net loss (gain)	14	(75)	112
Curtailment	—	(2,096)	—

Net amount recognized	$(304)	$121	$2,310

The funded status of the defined benefit plans for the last three fiscal years was as follows (in thousands):

	Pension Benefits
	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of period	$970,469	$733,752	$795,989
Service cost	32,582	27,729	32,773
Interest cost	39,628	37,468	33,707
Actuarial (gain) loss	(73,282)	199,807	(98,962)
Curtailment	(73,191)	—	—
Settlements	(15,287)	(11,517)	(13,186)
Special termination benefit	422	—	—
Benefit disbursements	(18,455)	(16,770)	(16,569)

Benefit obligation at end of period	862,886	970,469	733,752

Change in plan assets:
Fair value of plan assets at beginning of period	749,166	641,749	566,768
Return on plan assets	(21,572)	86,857	55,890
Employer contribution	48,489	48,847	48,846
Settlements	(15,287)	(11,517)	(13,186)
Benefit disbursements	(18,455)	(16,770)	(16,569)

Fair value of plan assets at end of period	742,341	749,166	641,749

Net amount recognized	$(120,545)	$(221,303)	$(92,003)

	Other Postretirement Plans
	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of period	$6,789	$9,375	$11,357
Service cost	37	79	153
Interest cost	264	318	431
Employee contributions	209	215	219
Actuarial (gain) loss	(1,035)	986	(2,198)
Curtailment	—	(3,612)	—
Plan amendment	1,291	—	—
Benefit disbursements	(581)	(572)	(587)

Benefit obligation at end of period	6,974	6,789	9,375

Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—
Employer contribution	372	357	369
Employee contributions	209	215	219
Benefit disbursements	(581)	(572)	(587)

Fair value of plan assets at end of period	—	—	—

Net amount recognized	$(6,974)	$(6,789)	$(9,375)

Effective September 30, 2015, non-union participants’ benefits of a Company sponsored defined benefit pension plan were frozen, resulting in a reduction in the benefit obligation included in Other long term liabilities of approximately $91 million, including a $73 million curtailment, with a corresponding decrease to Accumulated other comprehensive loss. At the remeasurement date, the plan’s net loss included in Accumulated other comprehensive loss exceeded the reduction in the plan’s benefit obligation and, accordingly, no net curtailment gain or loss was recognized. As a result of the plan freeze, actuarial gains and losses will be amortized over the average remaining life expectancy of inactive participants rather than the average remaining service lives of active participants.

For the defined benefit pension plans, the fiscal year 2015 actuarial gain of $73 million was primarily due to an increase in the discount rates.

	Pension Benefits
	2015	2014	2013
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$(546)	$(453)	$(401)
Accrued benefit obligation—noncurrent	(119,999)	(220,850)	(91,602)

Net amount recognized in the consolidated balance sheets	$(120,545)	$(221,303)	$(92,003)

Amounts recognized in Accumulated other comprehensive loss consist of the following:
Prior service cost	$(438)	$(634)	$(832)
Net loss	(147,675)	(231,446)	(75,765)

Net loss recognized in Accumulated other comprehensive loss	$(148,113)	$(232,080)	$(76,597)

Additional information:
Accumulated benefit obligation	$854,858	$888,937	$679,225
Unfunded prepaid (accrued) pension cost	27,568	10,777	(15,406)

	Other Postretirement Plans
	2015	2014	2013
Amounts recognized in the consolidated balance sheets consist of the following:
Accrued benefit obligation—current	$(525)	$(533)	$(583)
Accrued benefit obligation—noncurrent	(6,449)	(6,256)	(8,792)

Net amount recognized in the consolidated balance sheets	$(6,974)	$(6,789)	$(9,375)

Amounts recognized in Accumulated other comprehensive loss consist of the following:
Net gain	$1,064	$1,368	$1,247

Net gain recognized in Accumulated other comprehensive income	$1,064	$1,368	$1,247

Additional information—unfunded accrued benefit cost	$(8,038)	$(8,157)	$(10,622)

	Pension Benefits	Other Postretirement Benefits
Amounts expected to be amortized from Accumulated other comprehensive loss in the next fiscal year:
Net loss (gain)	$7,210	$(71)
Prior service cost	157	6

Net expected to be amortized	$7,367	$(65)

Weighted average assumptions used to determine benefit obligations at period-end and net pension costs for the last three fiscal years were as follows:

	Pension Benefits
	2015	2014	2013
Benefit obligation:
Discount rate	4.64%	4.25%	5.19%
Annual compensation increase	3.60%	3.60%	3.60%
Net cost:
Discount rate	4.25%	5.19%	4.29%
Expected return on plan assets	7.00%	7.25%	7.25%
Annual compensation increase	3.60%	3.60%	3.60%

	Other Postretirement Plans
	2015	2014	2013
Benefit obligation—discount rate	4.40%	4.05%	4.80%
Net cost—discount rate	4.05%	4.80%	3.90%

The measurement dates for the pension and other postretirement benefit plans were December 31, 2015, December 27, 2014 and December 28, 2013.

A health care cost trend rate is used in the calculations of postretirement medical benefit plan obligations. The assumed healthcare trend rates for the last three fiscal years were as follows:

	2015	2014	2013
Immediate rate	7.40%	7.10%	7.30%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2038	2028	2028

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

The investment objective for our Company sponsored plans is to provide a common investment platform. Investment managers—overseen by our Retirement Administration Committee—are expected to adopt and maintain an asset allocation strategy for the plans’ assets designed to address the Retirement Plans’ liability structure. The Company has developed an asset allocation policy and rebalancing policy. We review the major asset classes, through consultation with investment consultants, at least quarterly to determine if the plan assets are performing as expected. The Company’s 2015 strategy targeted a mix of 50% equity securities and 50% long-term debt securities and cash equivalents. The actual mix of investments at January 2, 2016, was 51% equity securities and 49% long-term debt securities and cash equivalents. The Company plans to manage the actual mix of investments to achieve its target mix.

The Company has retrospectively adopted ASU No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share. The three-tier fair value hierarchy now excludes certain investments which are valued using net asset value as a practical expedient. See Note 10, Fair Value Measurements for a detailed description of the three-tier fair value hierarchy.

The following table (in thousands) sets forth the fair value of our defined benefit plans’ assets by asset fair value hierarchy level.

	Asset Fair Value as of January 2, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,576	$—	$—	$4,576
Mutual funds:
Domestic equities	33,033	—	—	33,033
International equities	26,760	—	—	26,760
Long-term debt securities:
Corporate debt securities:
Domestic	—	181,973	—	181,973
International	—	18,000	—	18,000
U.S. government securities	—	143,904	—	143,904
Government agencies securities	—	7,789	—	7,789
Other	—	3,216	—	3,216

	$64,369	$354,882	$—	419,251

Common collective trust funds:
Cash equivalents				5,272
Domestic equities				264,534
International equities				53,284

Total investments measured at NAV as a practical expedient				323,090

Total defined benefit plans’ assets				$742,341

	Asset Fair Value as of December 27, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,800	$—	$—	$5,800
Mutual funds:
Domestic equities	32,348	—	—	32,348
International equities	23,199	—	—	23,199
Long-term debt securities:
Corporate debt securities:
Domestic	—	199,500	—	199,500
International	—	25,633	—	25,633
U.S. government securities	—	136,048	—	136,048
Government agencies securities	—	10,270	—	10,270
Other	—	4,070	—	4,070

	$61,347	$375,521	$—	436,868

Common collective trust funds:
Cash equivalents				3,897
Domestic equities				259,627
International equities				48,774

Total investments measured at NAV as a practical expedient				312,298

Total defined benefit plans’ assets				$749,166

A description of the valuation methodologies used for assets measured at fair value is as follows:

•	Cash and cash equivalents are valued at original cost plus accrued interest.

•	Common collective trust funds are valued at the net asset value of the shares held at the end of the reporting period. This class represents investments in actively managed, common collective trust funds that invest primarily in equity securities, which may include common stocks, options and futures. Investments are valued at the net asset value per share, multiplied by the number of shares held as of the measurement date.

•	Mutual funds are valued at the closing price reported on the active market on which individual funds are traded.

•	Long-term debt securities are valued at the estimated price a dealer will pay for the individual securities.

Estimated future benefit payments, under Company sponsored plans as of January 2, 2016, were as follows (in thousands):

	Pension Benefits	Postretirement Plans
2016	$35,998	$525
2017	37,885	540
2018	37,339	555
2019	41,060	553
2020	42,313	544
Subsequent five years	221,289	2,599

Estimated required and discretionary contributions expected to be contributed by the Company to the Retirement Plans in fiscal year 2016 total $36 million.

Other Company Sponsored Benefit Plans—Employees are eligible to participate in a defined contribution 401(k) Plan which provides that under certain circumstances the Company may make matching contributions. In fiscal years 2013 and 2014 and through the fiscal third quarter of 2015, Company matching contributions were 50% of the first 6% of a participant’s compensation. Effective the first day of the Company’s fiscal fourth quarter of 2015, the 401(k) Plan was amended to provide for Company matching contributions of 100% of the first 3% of a participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum Company matching contribution of 4%.The Company’s contributions to this plan were $32 million, $26 million and $25 million in fiscal years 2015, 2014 and 2013, respectively. The Company, at its discretion, may make additional contributions to the 401(k) Plan. The Company made no discretionary contributions under the 401(k) plan in fiscal years 2015, 2014 and 2013.

Multiemployer Pension Plans—The Company contributes to numerous multiemployer pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees. The Company does not administer these multiemployer pension plans.

The risks of participating in multiemployer pension plans differ from traditional single-employer defined benefit plans as follows:

•	Assets contributed to a multiemployer pension plan by one employer may be used to provide benefits to the employees of other participating employers.

•	If a participating employer stops contributing to a multiemployer pension plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If the Company elects to stop participation in a multiemployer pension plan, it may be required to pay a withdrawal liability based upon the underfunded status of the plan.

The Company’s participation in multiemployer pension plans for the year ended January 2, 2016, is outlined in the tables below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year, or for which the Company believes its estimated withdrawal liability—should it decide to voluntarily withdraw from the plan—may be material to the Company. For each plan that is considered individually significant to the Company, the following information is provided:

•	The EIN/Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number (“PN”) assigned to a plan by the Internal Revenue Service.

•	The most recent Pension Protection Act (“PPA”) zone status available for 2015 and 2014 is for the plan years beginning in 2015 and 2014, respectively. The zone status is based on information provided to participating employers by each plan and is certified by the plan’s actuary. A plan in the red zone has been determined to be in critical status, based on criteria established under the Internal Revenue Code (the “Code”), and is generally less than 65% funded. A plan in the yellow zone has been determined to be in endangered status, based on criteria established under the Code, and is generally less than 80% but more than 65% funded. A plan in the green zone has been determined to be neither in critical status nor in endangered status, and is generally at least 80% funded.

•	The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, participating employers may be subject to a surcharge if the plan is in the red zone.

•	The Surcharge Imposed column indicates whether a surcharge has been imposed on participating employers contributing to the plan.

•	The Expiration Dates column indicates the expiration dates of the collective-bargaining agreements to which the plans are subject.

Pension Fund	EIN/ Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Dates
		2015	2014
Central States, Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	No	2/28/16 (1) to 3/31/20
Western Conference of Teamsters Pension Trust Fund	91-6145047/001	Green	Green	N/A	No	10/01/15(1) to 09/30/20
Minneapolis Food Distributing Industry Pension Plan	41-6047047/001	Green	Green	Implemented	No	4/1/17
Teamster Pension Trust Fund of Philadelphia and Vicinity	23-1511735/001	Yellow	Yellow	Implemented	No	2/10/18
Truck Drivers & Helpers Local 355 Pension Fund	52-6043608-001	Yellow	Yellow	Implemented	No	3/15/15(2)
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	36-6491473/001	Green	Green	N/A	No	6/30/18
United Teamsters Trust Fund A	13-5660513/001	Yellow	Yellow	Implemented	No	5/30/19
Warehouse Employees Local 169 and Employers Joint Pension Fund	23-6230368/001	Red	Red	Implemented	No	2/10/18
Warehouse Employees Local No. 570 Pension Fund	52-6048848/001	Green	Green	N/A	No	3/15/15(2)
Local 705 I.B. of T. Pension Trust Fund	36-6492502/001	Red	Red	Implemented	No	12/29/18

(1)	The collective bargaining agreement for this pension fund is operating under terms of the old agreement or an extension.
(2)	The Company is currently engaged in discussions with unions representing certain employees regarding its tentative decision to close a distribution facility. The collective bargaining agreement for these pension funds are operating under terms of the old agreements.

The following table provides information about the Company’s contributions to its multiemployer pension plans. For plans that are not individually significant to the Company, the total amount of USF contributions is aggregated.

				USF Contributions
				Exceed 5% of
	USF Contribution(1)(2)			Total Plan Contributions(3)
	(in thousands)
	2015	2014	2013	2014	2013
Pension Fund
Central States, Southeast and Southwest Areas Pension Fund	$4,115	$3,930	$3,908	No	No
Western Conference of Teamsters Pension Trust Fund	10,227	9,761	9,249	No	No
Minneapolis Food Distributing Industry Pension Plan	5,200	5,026	4,565	Yes	Yes
Teamster Pension Trust Fund of Philadelphia and Vicinity	3,461	3,163	2,939	No	No
Truck Drivers and Helpers Local 355 Pension Fund	1,321	1,373	1,428	Yes	Yes
Local 703 I.B. of T. Grocery and Food Employees’ Pension Plan	1,366	1,282	1,036	Yes	Yes
United Teamsters Trust Fund A	1,554	1,537	1,816	Yes	Yes
Warehouse Employees Local 169 and Employers Joint Pension Fund	897	907	981	Yes	Yes
Warehouse Employees Local No. 570 Pension Fund	908	863	929	Yes	Yes
Local 705 I.B. of T. Pension Trust Fund	2,729	2,479	2,189	No	No
Other Funds	1,852	1,723	1,818	—	—

	$33,630	$32,044	$30,858

(1)	Contributions made to these plans during the Company’s fiscal year, which may not coincide with the plans’ fiscal years.
(2)	Contributions do not include payments related to multiemployer pension withdrawals as described in Note 13, Restructuring Liabilities.
(3)	Indicates whether the Company was listed in the respective multiemployer plan Form 5500 for the applicable plan year as having made more than 5% of total contributions to the plan.

The Company reached a settlement with Central States consisting of a $97 million cash payment made on December 30, 2015. This Central States settlement relieves the Company of its participation in the “legacy” Central States plan and its associated legacy off balance sheet withdrawal liability. It also settled the residual withdrawal liability related to the Eagan, Minnesota and Fairfield, Ohio closed facilities, and resolved the outstanding litigation related to the Eagan Labor Dispute, as further discussed in Note 21, Commitments and Contingencies. This settlement commenced the Company’s participation in the “Hybrid” Central States Plan, which adopted an alternative method for determining an employer’s unfunded obligation that would limit USF’s funding obligations to the pension fund in the future. Accordingly, the Company agreed to future annual minimum contribution payments through 2023 of no less than 90% of the 2015 contributions for the ongoing operations under the related facilities’ union contracts.

If the Company elected to voluntarily withdraw from further multiemployer pension plans, it would be responsible for its proportionate share of the plan’s unfunded vested liability. Based on the latest information available from plan administrators, the Company estimates its aggregate withdrawal liability from the multiemployer pension plans in which it participates to be approximately $105 million as of January 2, 2016. This estimate excludes $86 million of multiemployer pension plan withdrawal liabilities recorded in the Company’s Consolidated Balance Sheet as of January 2, 2016 (unaffected by the Central States Settlement), including $50 million for the tentative closure of the Baltimore facility and $36 million for facilities closed prior to 2015—See Note 13, Restructuring Liabilities. Actual withdrawal liabilities incurred by the Company—if it were to withdraw from one or more plans—could be materially different from the estimates noted here, based on better or more timely information from plan administrators or other changes affecting the respective plan’s funded status.

18.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Income (Loss) by component for the last three fiscal years, (in thousands):

	2015	2014	2013
Accumulated Other Comprehensive Loss Components
Defined benefit retirement plans:
Balance at beginning of period(1)	$(158,041)	$(2,679)	$(125,642)

Other comprehensive income (loss) before reclassifications	(2,136)	(161,331)	115,014
Current year prior service (cost) credit	(1,291)	3,612	—
Amortization of prior service cost (credit) (2) (3)	133	(136)	198
Amortization of net loss(2) (3)	10,408	2,219	13,400
Settlements(2) (3)	3,358	2,370	1,778
Curtailment (4)	73,191	(2,096)	—

Total before income tax	83,663	(155,362)	130,390
Income tax provision	32,485	—	7,427

Current period comprehensive income (loss), net of tax	51,178	(155,362)	122,963

Balance at end of period(1)	$(106,863)	$(158,041)	$(2,679)

Interest rate swap derivative cash flow hedge(5):
Balance at beginning of period(1)	$—	$—	$(542)

Other comprehensive loss before reclassifications	—	—	(653)
Amounts reclassified from Other comprehensive income(6)	—	—	2,042

Total before income tax	—	—	1,389
Income tax provision	—	—	847

Current period comprehensive income, net of tax	—	—	542

Balance at end of period(1)	$—	$—	$—

(1)	Amounts are presented net of tax.
(2)	Included in the computation of net periodic benefit costs. See Note, 17 Retirement Plans for additional information.
(3)	Included in Distribution, selling and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).
(4)	The fiscal year 2015 curtailment is due to freeze of non-union participants’ benefits of a Company sponsored defined benefit pension plan. See Note, 17, Retirement Plans.
(5)	The interest rate swap derivative expired in January 2013.
(6)	Included in Interest Expense-Net in the Consolidated Statements of Comprehensive Income (Loss).

19.	INCOME TAXES

USF is a member of US Foods’ consolidated group, and as a result the Company’s operations are included in the consolidated income tax return of US Foods. The Company has computed the components of its tax provision under the “separate return” approach. Under this approach, the Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities as if the Company were a separate taxpayer rather than a member of US Foods’ consolidated group.

The Income tax (benefit) provision for the last three fiscal years consisted of the following (in thousands):

	2015	2014	2013
Current:
Federal	$(93)	$(146)	$(64)
State	(133)	311	283

Current Income tax (benefit) provision	(226)	165	219

Deferred:
Federal	(8,765)	34,168	28,824
State	(713)	1,635	779

Deferred Income tax (benefit) provision	(9,478)	35,803	29,603

Total Income tax (benefit) provision	$(9,704)	$35,968	$29,822

The Company’s effective income tax rates for the fiscal years ended January 2, 2016, December 27, 2014 and December 28, 2013 and were 9%, 97% and 109%, respectively. The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative contribution to income by each jurisdiction.

The reconciliation of the (benefit) provision for income taxes from continuing operations at the U.S. federal statutory income tax rate of 35% to the Company’s income taxes for the last three fiscal is shown below (in thousands). Certain prior period amounts were reclassified to conform to the current period presentation.

	2015	2014	2013
Federal income tax benefit computed at statutory rate	$(37,831)	$(12,931)	$(9,585)
State income taxes—net of federal income tax benefit	(3,299)	(1,532)	(2,415)
Stock-based compensation	438	131	5,342
Non-deductible expenses	2,911	2,592	2,153
Change in the valuation allowance for deferred tax assets	28,275	54,571	32,445
Net operating loss expirations	2,975	2,019	1,653
Tax credits	—	(8,179)	—
Change in unrecognized tax benefit reserve and liability	(2,048)	(1,003)	158
Other	(1,125)	300	71

Total Income tax (benefit) provision	$(9,704)	$35,968	$29,822

Temporary differences and carryforwards that created significant deferred tax assets and liabilities were as follows (in thousands):

	January 2, 2016	December 27, 2014
Deferred tax assets:
Allowance for doubtful accounts	$9,368	$10,794
Accrued employee benefits	33,232	30,689
Restructuring reserves	52,548	29,500
Workers’ compensation, general liability and auto liabilities	64,936	62,493
Deferred income	211	539
Deferred financing costs	7,751	9,466
Pension liability	33,576	72,747
Net operating loss carryforwards	229,429	217,960
Other accrued expenses	29,286	25,300

Total gross deferred tax assets	460,337	459,488
Less valuation allowance	(259,859)	(232,163)

Total net deferred tax assets	200,478	227,325

Deferred tax liabilities:
Property and equipment	(152,181)	(152,622)
Inventories	(22,057)	(17,166)
Intangibles	(487,434)	(487,935)

Total deferred tax liabilities	(661,672)	(657,723)

Net deferred tax liability	$(461,194)	$(430,398)

The net deferred tax liability presented in the Consolidated Balance Sheets was as follows (in thousands). The balance for the year ending January 2, 2016 is presented pursuant to ASU No. 2015-17, which requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position.

	January 2, 2016	December 27, 2014
Current deferred tax liability	$—	$(10,079)
Noncurrent deferred tax liability	(461,194)	(420,319)

Net deferred tax liability	$(461,194)	$(430,398)

Under the “ separate return” approach, as of January 2, 2016 the Company had tax affected federal and state net operating loss carryforwards of $142 million and $87 million, respectively, which will expire at various dates from 2016 to 2035. These net operating loss carryforwards do not reflect the tax position of the US Foods consolidated tax return. US Foods estimates to generate federal taxable income on its consolidated return in the amount of $273 million for its fiscal year 2015, which is primarily caused by the $300 million merger termination fee received from Sysco. Therefore, US Foods will utilize NOLs available at the consolidated level to offset its regular tax liability. These NOLs were generated by USF. Despite the use of NOLs, US Foods will be subject to federal Alternative Minimum Tax (“AMT”) and state income tax expense for its fiscal year 2015, which are estimated at $5.4 million and $1.8 million, respectively.

US Foods’ federal and state income taxes incurred are paid by the Company and settled with US Foods pursuant to a tax sharing agreement. The agreement further states that the Company shall pay on behalf of US Foods the federal and state return taxes. If the consolidated federal and state return taxes for US Foods exceed the federal and state taxes calculated for the Company as a separate filing group, US Foods is required to make a payment to the Company equal to such excess. Likewise, if the federal and state taxes calculated at the separate return level for the Company exceed the consolidated taxes, the Company is required to make payment to US Foods equal to such excess. As the tax sharing agreement does not commit US Foods to compensate the Company for the use of its NOLs nor does US Foods currently intend to compensate the Company for the NOLs used, the Company has not recorded an intercompany receivable for these NOLs. USF has recorded an intercompany receivable totaling $7.2 million for the AMT and state income taxes that US Foods estimated for the 2015 consolidated income tax returns, since USF will pay this on behalf of US Foods per its tax sharing agreement.

The Company’s net operating loss carryforwards under the “separate return” approach expire as follows (in millions):

	Federal	State	Total
2016-2020	$8	$15	$23
2021-2025	—	44	44
2026-2030	100	21	121
2031-2035	34	7	41

	$142	$87	$229

The Company also has federal minimum tax credit carryforwards of approximately $1 million, research and development credit carryforwards of $5 million and other state credit carryforwards of $5 million.

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

The Company believes that it is more likely than not that the benefit from certain federal and state net deferred tax assets will not be realized. In recognition of this risk, as of January 2, 2016, the Company has provided a valuation allowance of $164 million and $96 million on the federal and state deferred tax assets, respectively, based upon expected future utilization of these federal and state deferred tax assets. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance

A summary of the activity in the valuation allowance for the last three fiscal years is as follows (in thousands):

	2015	2014	2013
Balance at beginning of period	$232,163	$117,227	$128,844
Charged to expense	28,275	54,571	32,445
Other comprehensive income	—	60,340	(43,079)
Other	(579)	25	(983)

Balance at end of period	$259,859	$232,163	$117,227

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

Reconciliation of the beginning and ending amount of unrecognized tax benefits as of fiscal years 2015, 2014, and 2013 was as follows (in thousands):

Balance at December 29, 2012	$59,627
Gross increases due to positions taken in prior years	46
Gross increases due to positions taken in current year	76
Decreases due to lapses of statute of limitations	(207)
Decreases due to changes in tax rates	(251)

Balance at December 28, 2013	59,291
Gross decreases due to positions taken in prior years	(11,392)
Gross increases due to positions taken in current year	63
Decreases due to lapses of statute of limitations	(362)
Decreases due to changes in tax rates	(1,016)

Balance at December 27, 2014	46,584
Gross decreases due to positions taken in prior years	(4,856)
Gross increases due to positions taken in current year	—
Decreases due to lapses of statute of limitations	(228)
Increases due to changes in tax rates	168
Positions assumed in business acquisition	3,279

Balance at January 2, 2016	$44,947

At this time, the Company does not believe it is reasonably possible that the liability for unrecognized tax benefits will significantly increase or decrease in the next 12 months as a result of the completion of tax audits or as a result of the expiration of the statute of limitations.

Included in the balance of unrecognized tax benefits at the end of fiscal years 2015, 2014 and 2013 was $40 million, $41 million and $53 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of those periods was $36 million, $39 million, and $51 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts—primarily deferred taxes.

The Company recognizes interest expense related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of January 2, 2016, December 27, 2014, and December 28, 2013, the Company had accrued interest and penalties of approximately $4 million, $2 million, and $2 million, respectively. The increase in accrued interest and penalties in the period ending January 2, 2016 was primarily related to unrecognized tax benefits assumed in a business acquisition.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Our 2007 through 2014 U.S. federal tax years, and various state tax years from 2000 through 2014, remain subject to income tax examinations by the relevant taxing authorities. Ahold has indemnified the Company for 2007 Transaction pre-closing consolidated federal and certain combined state income taxes, and the Company is responsible for all other taxes, and interest and penalties.

20.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of January 2, 2016, the Company has $941 million of purchase orders and purchase contract commitments, of which $714 million, $130 million and $97 million pertain to fiscal years 2016, 2017, and 2018, respectively, and are not recorded in the Consolidated Balance Sheets.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. As of January 2, 2016, the Company had diesel fuel forward purchase commitments totaling $132 million through June 2017. The Company also enters into forward purchase agreements for electricity. As of January 2, 2016, the Company had electricity forward purchase commitments totaling $13 million through March 2018. The Company does not measure its forward purchase commitments for diesel fuel and electricity at fair value as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.

Florida State Pricing Subpoena—In May 2011, the State of Florida Department of Financial Services issued a subpoena to the Company requesting a broad range of information regarding vendors, logistics/freight as well as pricing, allowances, and rebates that the Company obtained from the sale of products and services for the term of the contract. The subpoena focused on all pricing and rebates earned during this period relative to the Florida Department of Corrections. In 2011, the Company learned of two qui tam suits, filed in Florida state court, against the Company, one of which was filed by a former official in the Florida Department of Corrections. In April 2015, the Company and the State of Florida agreed in principle to a settlement under which the Company would pay $16 million, and the State of Florida would dismiss all complaints, including the two qui tam suits. In June 2015, the parties finalized the settlement agreement and payment was made to the Florida Department of Financial Services.

Eagan Labor Dispute—In 2008, the Company closed its Eagan, Minnesota and Fairfield, Ohio distribution centers, and recorded a liability of approximately $40 million for the related multiemployer pension withdrawal liability, which is payable in monthly installments through November 2023. During the fiscal third quarter of 2011, the Company was assessed an additional $17 million multiemployer pension withdrawal liability for the Eagan facility, the final payment of which was made on April 1, 2015. As further discussed in Note 17, Retirement Plans, the Company settled these items, among others, on December 30, 2015.

Other Legal Proceedings—The Company and its subsidiaries are parties to a number of other legal proceedings arising from the normal course of business. These legal proceedings—whether pending, threatened or unasserted, if decided adversely to or settled by the Company—may result in liabilities material to its financial position, results of operations, or cash flows. The Company recognized provisions with respect to the proceedings where appropriate. These are reflected in the Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is the Company’s policy to expense attorney fees as incurred.

Insurance Recoveries—Tornado Loss

On April 28, 2014, a tornado damaged a distribution facility and its contents, including building improvements, equipment and inventory. Business from the damaged facility was temporarily transferred to other Company distribution facilities until July 2015, when a new state-of-the-art distribution facility became operational. The Company has insurance coverage on the distribution facility and its contents, as well as business interruption insurance. During fiscal year 2014, the Company received proceeds of $14 million for damaged inventory and property and equipment. In fiscal year 2015, the Company received proceeds of $26 million of which $6 million was recognized as a receivable in 2014. The remaining $20 million of proceeds received and recognized in fiscal 2015 represented the recovery of current and prior year operating costs, for a net $11 million recognized as a benefit in 2015. The timing of and amounts of final insurance settlement is expected in 2016.

The Company classified $3 million and $4 million related to the damaged distribution facility as Cash flows provided by investing activities in fiscal years 2015 and 2014, respectively, in its Consolidated Statements of Cash Flows. The remaining $23 million and $10 million related to damaged inventory and business interruption costs are classified as Cash flows provided by operating activities in fiscal years 2015 and 2014, respectively, in the Consolidated Statements of Cash Flows.

21.	GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Balance Sheet

January 2, 2016

(In thousands)

	USF	Guarantors	Non-Guarantors	Eliminations	USF Consolidated
Accounts receivable—net	$279,067	$34,879	$920,032	$—	$1,233,978
Inventories	1,056,438	56,529	—	—	1,112,967
Other current assets	327,283	7,018	78,946	—	413,247
Property and equipment—net	970,387	98,396	700,102	—	1,768,885
Goodwill	3,875,719	—	—	—	3,875,719
Other intangibles—net	477,601	—	—	—	477,601
Investments in subsidiaries	1,443,599	—	—	(1,443,599)	—
Intercompany receivables	—	697,188	—	(689,995)	7,193
Other assets	27,589	10	52,322	(23,200)	56,721

Total assets	$8,457,683	$894,020	$1,751,402	$(2,156,794)	$8,946,311

Accounts payable	$1,042,483	$36,382	$—	$—	$1,078,865
Other current liabilities	699,525	22,435	1,379		723,339
Long-term debt	3,576,719	48,511	1,056,919	—	4,682,149
Intercompany payables	659,953	—	30,042	(689,995)	—
Other liabilities	865,152	—	6,155	(23,200)	848,107
Shareholder’s equity	1,613,851	786,692	656,907	(1,443,599)	1,613,851

Total liabilities and shareholder’s equity	$8,457,683	$894,020	$1,751,402	$(2,156,794)	$8,946,311

Condensed Consolidating Balance

December 27, 2014

(In thousands)

	USF	Guarantors	Non-Guarantors	Eliminations	USF Consolidated
Accounts receivable—net	$295,467	$32,047	$925,224	$—	$1,252,738
Inventories	995,175	55,723	—	—	1,050,898
Other current assets(1)	432,891	7,680	75,892	—	516,463
Property and equipment—net	913,109	85,790	727,684	—	1,726,583
Goodwill	3,835,477	—	—	—	3,835,477
Other intangibles—net	602,827	—	—	—	602,827
Investments in subsidiaries	1,360,497	—	—	(1,360,497)	—
Intercompany receivables	—	647,466	—	(647,466)	—
Other assets (1)	31,028	10	29,714	(23,200)	37,552

Total assets	$8,466,471	$828,716	$1,758,514	$(2,031,163)	$9,022,538

Accounts payable	$1,118,298	$40,862	$—	$—	$1,159,160
Other current liabilities	645,659	17,594	3,174		666,427
Long-term debt(1)	3,525,391	30,412	1,105,894	—	4,661,697
Intercompany payables	624,413	—	23,053	(647,466)	—
Other liabilities	887,994	—	5,744	(23,200)	870,538
Shareholder’s equity	1,664,716	739,848	620,649	(1,360,497)	1,664,716

Total liabilities and shareholder’s equity	$8,466,471	$828,716	$1,758,514	$(2,031,163)	$9,022,538

(1)	Prior year amounts have been reclassified to reflect the retrospective adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Fiscal Year Ended January 2, 2016

(In thousands)

	USF	Guarantors	Non-Guarantors	Eliminations	USF Consolidated
Net sales	$22,512,370	$615,162	$95,774	$(95,774)	$23,127,532
Cost of goods sold	18,630,267	484,026	—	—	19,114,293

Gross profit	3,882,103	131,136	95,774	(95,774)	4,013,239
Operating expenses:
Distribution, selling and administrative costs	3,626,859	95,384	54,772	(113,811)	3,663,204
Restructuring and asset impairment charges	172,707	—	—	—	172,707

Total operating expenses	3,799,566	95,384	54,772	(113,811)	3,835,911

Operating income	82,537	35,752	41,002	18,037	177,328
Interest expense—net	241,710	1,817	41,888	—	285,415
Other expense (income)—net	105,035	(18,036)	(105,036)	18,037	—

(Loss) income before income taxes	(264,208)	51,971	104,150	—	(108,087)
Income tax (benefit) provision	(41,435)	—	31,731	—	(9,704)
Equity in earnings of subsidiaries	124,390	—	—	(124,390)	—

Net (loss) income	(98,383)	51,971	72,419	(124,390)	(98,383)
Other comprehensive income	51,178	—	—	—	51,178

Comprehensive (loss) income	$(47,205)	$51,971	$72,419	$(124,390)	$(47,205)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Fiscal Year Ended December 27, 2014

(In thousands)

	USF	Guarantors	Non-Guarantors	Eliminations	USF Consolidated
Net sales	$22,409,960	$609,841	$95,594	$(95,594)	$23,019,801
Cost of goods sold	18,736,044	486,048	—	—	19,222,092

Gross profit	3,673,916	123,793	95,594	(95,594)	3,797,709
Operating expenses:
Distribution, selling and administrative costs	3,515,516	94,782	50,116	(114,961)	3,545,453

Total operating expenses	3,515,516	94,782	50,116	(114,961)	3,545,453

Operating income	158,400	29,011	45,478	19,367	252,256
Interest expense—net	242,872	1,655	44,675	—	289,202
Other expense (income)—net	107,442	(19,367)	(107,442)	19,367	—

(Loss) income before income taxes	(191,914)	46,723	108,245	—	(36,946)
Income tax provision	4,584	—	31,384	—	35,968
Equity in earnings of subsidiaries	123,584	—	—	(123,584)	—

Net (loss) income	(72,914)	46,723	76,861	(123,584)	(72,914)
Other comprehensive loss	(155,362)	—	—	—	(155,362)

Comprehensive (loss) income	$(228,276)	$46,723	$76,861	$(123,584)	$(228,276)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Fiscal Year Ended December 28, 2013

(In thousands)

	USF	Guarantors	Non-Guarantors	Eliminations	USF Consolidated
Net sales	$21,733,839	$563,339	$94,337	$(94,337)	$22,297,178
Cost of goods sold	18,028,018	446,021	—	—	18,474,039

Gross profit	3,705,821	117,318	94,337	(94,337)	3,823,139
Operating expenses:
Distribution, selling and administrative costs	3,454,223	92,710	59,572	(112,251)	3,494,254
Restructuring and tangible asset impairment charges	6,996	—	1,390	—	8,386

Total operating expenses	3,461,219	92,710	60,962	(112,251)	3,502,640

Operating income	244,602	24,608	33,375	17,914	320,499
Interest expense—net	260,939	768	44,380	—	306,087
Loss on extinguishment of debt	41,796	—	—	—	41,796
Other expense (income)—net	107,433	(17,914)	(107,433)	17,914	—

(Loss) income before income taxes	(165,566)	41,754	96,428	—	(27,384)
Income tax provision	1,719	—	28,103	—	29,822
Equity in earnings of subsidiaries	110,079	—	—	(110,079)	—

Net (loss) income	(57,206)	41,754	68,325	(110,079)	(57,206)
Other comprehensive income	123,505	—	—	—	123,505

Comprehensive income (loss)	$66,299	$41,754	$68,325	$(110,079)	$66,299

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended January 2, 2016

(In thousands)

	USF	Guarantors	Non-Guarantors	USF Consolidated
Net cash provided by operating activities	$167,361	$9,331	$78,835	$255,527

Cash flows from investing activities:
Acquisition of business-net	(69,481)	—		(69,481)
Proceeds from sales of property and equipment	5,048	—		5,048
Purchases of property and equipment	(178,162)	(9,247)		(187,409)
Insurance proceeds related to investing activities	2,771	—	—	2,771
Purchase of industrial revenue bonds	—	—	(22,139)	(22,139)

Net cash used in investing activities	(239,824)	(9,247)	(22,139)	(271,210)

Cash flows from financing activities:
Proceeds from debt borrowings	—	—	22,139	22,139
Payment for debt financing costs and fees	(3,573)	—	—	(3,573)
Principal payments on debt and capital leases	(59,489)	—	(50,000)	(109,489)
Capital contributions (distributions)	28,834	—	(28,834)	—
Proceeds from parent company common stock sales	500	—	—	500
Parent company common stock repurchased	(19,992)	—	—	(19,992)

Net cash used in financing activities	(53,720)	—	(56,695)	(110,415)

Net (decrease) increase in cash and cash equivalents	(126,183)	84	1	(126,098)
Cash and cash equivalents—beginning of year	342,583	1,074	2	343,659

Cash and cash equivalents—end of year	$216,400	$1,158	$3	$217,561

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 27, 2014

(In thousands)

	USF	Guarantors	Non-Guarantors	USF Consolidated
Net cash provided by operating activities	$362,140	$13,623	$26,427	$402,190

Cash flows from investing activities:
Proceeds from sales of property and equipment	8,908	—	16,146	25,054
Purchases of property and equipment	(138,670)	(8,387)	(37)	(147,094)
Insurance proceeds related to investing activities	4,000	—	—	4,000

Net cash (used in) provided by investing activities	(125,762)	(8,387)	16,109	(118,040)

Cash flows from financing activities:
Proceeds from debt borrowings	898,410	—	40	898,450
Payment for debt financing costs and fees	—	—	(421)	(421)
Principal payments on debt and capital leases	(1,010,909)	(5,034)	(90)	(1,016,033)
Contingent consideration paid for acquisitions of businesses	(1,800)	—	—	(1,800)
Capital contributions (distributions)	42,063	—	(42,063)	—
Proceeds from parent company common stock sales	197	—	—	197
Parent company common stock repurchased	(628)	—	—	(628)

Net cash used in financing activities	(72,667)	(5,034)	(42,534)	(120,235)

Net increase in cash and cash equivalents	163,711	202	2	163,915
Cash and cash equivalents—beginning of year	178,872	872	—	179,744

Cash and cash equivalents—end of year	$342,583	$1,074	$2	$343,659

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 28, 2013

(In thousands)

	USF	Guarantors	Non-Guarantors	USF Consolidated
Net cash provided by operating activities	$289,245	$6,902	$26,105	$322,252

Cash flows from investing activities:
Acquisition of business-net	(11,369)	—	—	(11,369)
Proceeds from sales of property and equipment	7,018	—	7,590	14,608
Purchases of property and equipment	(185,673)	(5,448)	(10)	(191,131)

Net cash (used in) provided by investing activities	(190,024)	(5,448)	7,580	(187,892)

Cash flows from financing activities:
Proceeds from debt refinancing	854,485	—	—	854,485
Proceeds from debt borrowings	1,644,000	—	—	1,644,000
Payment for debt financing costs and fees	(29,376)	—	—	(29,376)
Principal payments on debt and capital leases	(2,276,174)	(2,137)	—	(2,278,311)
Repurchase of senior subordinated notes	(375,144)	—	—	(375,144)
Contingent consideration paid for acquisitions of businesses	(6,159)	—	—	(6,159)
Capital contributions (distributions)	33,685	—	(33,685)	—
Proceeds from parent company common stock sales	1,850	—	—	1,850
Parent company common stock repurchased	(8,418)	—	—	(8,418)

Net cash used in financing activities	(161,251)	(2,137)	(33,685)	(197,073)

Net decrease in cash and cash equivalents	(62,030)	(683)	—	(62,713)
Cash and cash equivalents—beginning of year	240,902	1,555	—	242,457

Cash and cash equivalents—end of year	$178,872	$872	$—	$179,744

22.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Financial information for each quarter in the fiscal years ended January 2, 2016 and December 27, 2014, is set forth below (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year
	(In thousands)
Fiscal year ended January 2, 2016
Net sales	$5,553,638	$5,842,547	$5,796,066	$5,935,281	$23,127,532
Cost of goods sold	4,624,574	4,849,862	4,782,971	4,856,886	19,114,293

Gross profit	929,064	992,685	1,013,095	1,078,395	4,013,239
Operating expenses	886,729	983,226	939,844	1,026,112	3,835,911
Interest expense—net	70,913	69,981	70,027	74,494	285,415

(Loss) income before income taxes	(28,578)	(60,522)	3,224	(22,211)	(108,087)
Income tax (benefit) provision	(35,693)	66,385	(32,456)	(7,940)	(9,704)

Net income (loss)	$7,115	$(126,907)	$35,680	$(14,271)	$(98,383)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year
	(In thousands)
Fiscal year ended December 27, 2014
Net sales	$5,456,635	$5,897,944	$5,911,490	$5,753,732	$23,019,801
Cost of goods sold	4,561,948	4,933,697	4,950,661	4,775,786	19,222,092

Gross profit	894,687	964,247	960,829	977,946	3,797,709
Operating expenses	877,570	899,926	903,640	864,317	3,545,453
Interest expense—net	73,178	73,626	71,432	70,966	289,202

(Loss) income before income taxes	(56,061)	(9,305)	(14,243)	42,663	(36,946)
Income tax provision (benefit)	9,163	9,360	22,628	(5,183)	35,968

Net (loss) income	$(65,224)	$(18,665)	$(36,871)	$47,846	$(72,914)

23.	BUSINESS SEGMENT INFORMATION

The Company operates in one business segment based on how the Company’s chief operating decision maker—the Chief Executive Officer (the “CEO”)—views the business for purposes of evaluating performance and making operating decisions.

The Company markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. The Company uses a centralized management structure, and its strategies and initiatives are implemented and executed consistently across the organization to maximize value to the organization as a whole. The Company uses shared resources for sales, procurement, and general and administrative activities across each of its distribution centers. The Company’s distribution centers form a single network to reach its customers; it is common for a single customer to make purchases from several different distribution centers. Capital projects—whether for cost savings or generating incremental revenue—are evaluated based on estimated economic returns to the organization as a whole—e.g. net present value, return on investment.

The measure used by the CEO to assess operating performance is Adjusted EBITDA. Adjusted EBITDA is defined as Net income (loss), plus Interest expense—net, Income tax provision (benefit), and Depreciation and amortization expense—collectively “EBITDA”—adjusted for: (1) Sponsor fees; (2) Restructuring and tangible asset impairment charges; (3) Share-based compensation expense; (4) the non-cash impact of net LIFO reserve adjustments; (5) Loss on extinguishment of debt; (6) Pension settlements; (7) Business transformation costs; (8) Acquisition-related costs; (9) Other gains, losses, or charges as specified in the Company’s debt agreements. Costs to optimize and transform the Company’s business are noted as business transformation costs in the table below and are added to EBITDA in arriving at Adjusted EBITDA. Business transformation costs include costs related to significant process and systems redesign in the Company’s replenishment and category management functions; cash & carry retail store strategy; and process and system redesign related to the Company’s sales model.

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

The following is a reconciliation for the last three fiscal years of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net loss:

	2015	2014	2013
	(in thousands)
Adjusted EBITDA	$875,195	$866,237	$845,393
Adjustments:
Sponsor fees(1)	(10,136)	(10,438)	(10,302)
Restructuring and tangible asset impairment charges(2)	(172,707)	50	(8,386)
Share-based compensation expense(3)	(15,832)	(11,736)	(8,406)
Net LIFO reserve change(4)	73,882	(60,321)	(11,925)
Loss on extinguishment of debt(5)	—	—	(41,796)
Pension settlements(6)	—	(2,370)	(1,778)
Business transformation costs(7)	(45,583)	(54,135)	(60,800)
Acquisition related costs(8)	(96,972)	(37,905)	(3,522)
Other(9)	(31,272)	(25,577)	(31,587)

EBITDA	576,575	663,805	666,891
Interest expense, net	(285,415)	(289,202)	(306,087)
Income tax benefit (provision)	9,704	(35,968)	(29,822)
Depreciation and amortization expense	(399,247)	(411,549)	(388,188)

Net loss	$(98,383)	$(72,914)	$(57,206)

(1)	Consists of management fees paid to the Sponsors.
(2)	Consists primarily of facility related closing costs, including severance and related costs, tangible asset impairment charges, organizational realignment costs, and estimated multiemployer pension withdrawal liabilities.
(3)	Share-based compensation expense represents costs recorded for vesting of US Foods stock option awards, restricted stock and restricted stock units.
(4)	Represents the non-cash impact of net LIFO reserve adjustments.
(5)	Includes fees paid to debt holders, third party costs, early redemption premium, and the write off of old debt facility unamortized debt issuance costs. See Note 11, Debt for a further description of debt refinancing transactions.
(6)	Consists of charges resulting from lump-sum payment settlements to retirees and former employees participating in several Company sponsored pension plans.
(7)	Consists primarily of costs related to significant process and systems redesign across multiple functions.
(8)	Consists of costs related to the Acquisition, including the $12.5 million Asset Purchase Agreement termination fee.
(9)	Other includes gains, losses or charges as specified in the Company’s debt agreements. The fiscal year 2015 balance consists primarily of a $16 million litigation settlement cost, and $16 million of brand re-launch and marketing costs, offset by a net insurance benefit of $11 million. The fiscal year 2014 balance includes $16 million of costs subject to coverage under the Company’s insurance policies.

The following table presents the sales mix for the Company’s principal product categories for the last three fiscal years:

	2015	2014	2013
	(in thousands)
Meats and seafood	$8,391,997	$8,326,191	$7,684,396
Dry grocery products	4,123,584	4,152,682	4,275,669
Refrigerated and frozen grocery products	3,582,517	3,463,411	3,446,308
Dairy	2,457,516	2,555,362	2,332,346
Equipment, disposables and supplies	2,171,006	2,132,044	2,133,899
Beverage products	1,279,201	1,263,965	1,309,303
Produce	1,121,711	1,126,146	1,115,257

	$23,127,532	$23,019,801	$22,297,178

No single customer accounted for more than 4% of the Company’s consolidated Net sales for fiscal years 2015, 2014 and 2013. However, customers purchasing through one group purchasing organization accounted for approximately 12%, of consolidated Net sales in fiscal years 2015, 2014 and 2013, respectively.

24.	SUBSEQUENT EVENTS

On January 8, 2016, the Company paid a $374 million one-time special cash distribution to its parent, US Foods. The distribution was funded with cash on hand and approximately $314 million of additional borrowings under the Company’s credit facilities. US Foods used the proceeds from this distribution, along with cash on hand to fund a $666 million one-time special cash distribution to its shareholders of record as of January 4, 2016, of which $657 million was paid to the Sponsors. In conjunction with the distribution, the following actions were also taken as provided by the Stock Incentive Plan:

•	the holders of any unvested RSUs were granted a total of 729,952 additional RSUs to offset the dilution caused by the distribution and

•	the exercise price for all outstanding Stock Option Awards and EARs were reduced by $1.35 per share, which represents the calculated change in fair value of the common stock resulting from the distribution.

On March 4, 2016, the Company acquired a broadline foodservice distributor for cash of approximately $39 million plus contingent consideration of up to $7 million. The acquisition, funded with cash from operations, will be integrated into the Company’s foodservice distribution network.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 2, 2016, the end of our fiscal year.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting at January 2, 2016. Management based its assessment on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). The objective of this assessment was to determine whether our internal control over financial reporting was effective at January 2, 2016. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at January 2, 2016.

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

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

CEO and CFO Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the “Rule 13a-14 Certifications” are filed as Exhibits 31.1 and 31.2 of this annual report on Form 10-K. This Part II, Item 9A of the Annual Report on Form 10-K should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of the executive officers of USF, and the members of the board of directors of each of USF and US Foods, our parent company. Investment funds associated with or managed by the Sponsors currently beneficially own, in the aggregate, approximately 98.5% of the outstanding shares of US Foods common stock. These funds are party to a stockholders agreement under which each of the funds has agreed to vote in favor of the other funds’ nominees to the US Foods board of directors. This means the Sponsors control US Foods and, through their control of US Foods’ board of directors, indirectly control our board of directors and, as a result, control our management and policies.

Name	Age	Position
Pietro Satriano	53	President, Chief Executive Officer and Director of US Foods and USF
Fareed Khan	50	Chief Financial Officer and Director of USF
Steven Guberman	51	Chief Merchandising Officer
Jay Kvasnicka	48	Executive Vice President, Locally-Managed Sales
Tiffany Monroe	42	Chief Human Resources Officer
Juliette W. Pryor	51	Executive Vice President, General Counsel and Chief Compliance Officer and Director of USF
David Rickard	45	Executive Vice President, Strategy and Revenue Management
Keith Rohland	48	Chief Information Officer
Gregory Schaffner	64	Executive Vice President, Field Operations
Mark Scharbo	52	Chief Supply Chain Officer
Owen Schiano	42	Executive Vice President, National Sales
John C. Compton	54	Chairman of the Board of Directors US Foods
Kenneth A. Giuriceo	52	Director of US Foods
John A. Lederer	60	Director of US Foods
Vishal Patel	29	Director of US Foods
Richard J. Schnall	46	Director of US Foods
Nathaniel H. Taylor	39	Director of US Foods

(1)	Includes years of service at companies we have acquired.

Mr. Satriano has served as President, Chief Executive Officer and as a director of USF and US Foods since July 2015. From February 2011 until his appointment to his current position, Mr. Satriano served as Chief Merchandising Officer. Prior to joining our Company, Mr. Satriano was president of LoyaltyOne from 2009 to 2011. From 2002 to 2008, he served in a number of leadership positions at Loblaw Companies, including Executive Vice President, Loblaw Brands, and Executive Vice President, Food Segment. Mr. Satriano began his career in strategy consulting, first with The Boston Consulting Group in Toronto and then with the Monitor Company in Milan, Italy.

Mr. Khan has served as Chief Financial Officer and a director of USF since September 2013. Previously, Mr. Khan had been Senior Vice President and Chief Financial Officer of United Stationers Inc. since July 2011. Prior to United Stationers Inc., he spent 12 years with USG Corporation, where he most recently served as Executive Vice President, Finance and Strategy. Before joining USG Corporation in 1999, Mr. Khan was a consultant with McKinsey & Company, where he served global clients on a variety of projects including acquisition analysis, supply chain optimization, and organization redesign.

Mr. Guberman has served as Chief Merchandising since July 2015. He previously served as Senior Vice President, Merchandising and Marketing Operations, a role in which he was responsible for deployment and adoption of a range of merchandising and marketing strategies designed to accelerate profitable sales growth and help customers win. Mr. Guberman joined our Company as part of the Kraft/Alliant Foodservice acquisition in 1991. He accumulated a wide breadth of leadership experience in sales, procurement, marketing, national accounts and category management before taking on the role of president of our Houston Division in 2006. Mr. Guberman brings a unique customer-oriented perspective to his role, as he began his career in restaurant management.

Mr. Kvasnicka has served as Executive Vice President, Locally-Managed Sales since August 2015. Mr. Kvasnicka joined our Company as a Territory Manager for Alliant Foodservice 20 years ago, and held a wide range of sales leadership roles including Vice President of Sales for the Minneapolis Division. In 2011, he became Division President, overseeing its successful growth and performance path until becoming Region President for the Midwest Region where he led an organization responsible for meeting the needs of over 20,000 customers. Most recently, Mr. Kvasnicka served as the senior Field Sales integration planning leader for the proposed Acquisition and was one of the senior leaders responsible for developing our Long Range Plan.

Ms. Monroe has served as Chief of Human Resources since November 2015. Prior to joining our Company, Ms. Monroe held a number of leadership positions at the Target Corporation, a discount retailer, most recently as SVP, Human Resources of Target Canada. Ms. Monroe joined the Target Corporation in 2001, as HR Manager for select distribution centers across multiple states, before being promoted to Regional HR Manager, Supply Chain in 2004. Ms. Monroe was promoted to Director of HR for International and Distribution in 2006 and then as Vice President of those segments in 2010.

Ms. Pryor has served as Executive Vice President, General Counsel and Chief Compliance Officer and a director of US Foods since March 2009. Since joining our Company in May 2005, Ms. Pryor has held several executive positions, including Senior Vice President and Deputy General Counsel. Prior to joining our Company, she was in private practice in the Washington, D.C. office of Skadden, Arps, Slate, Meagher & Flom.

Mr. Rickard has served as Executive Vice President, Strategy and Revenue Management since November 2015. From March 2014 until November 2015, Mr. Rickard was a Vice President at Uline, a distributor of shipping, industrial, and packing materials to businesses throughout North America, charged with identifying, leading and implementing improvement initiative across all aspects of the organization and focused on strategy development, continuous improvement and pricing. From September 1997 until March 2014, Mr. Rickard was a Partner and Managing Director at the Boston Consulting Group responsible for developing client relationships and selling and executing consulting engagements. He focused on creating intellectual capital and on strategy and pricing topic areas.

Mr. Rohland has served as Chief Information Officer since April 2011. Prior to joining our Company, Mr. Rohland had several leadership positions at Citigroup, including Managing Director of Risk and Program Management from March 2007 until April 2011. Prior to joining Citigroup, Mr. Rohland was Chief Information Officer for Volvo Car Corporation of Sweden from November 2005 to March 2007. He also held a number of leadership positions at Ford Motor Company.

Mr. Schaffner has been with our Company for over 40 years. He has served as Executive Vice President, Field Operations since July 2015. Prior to that he served as Division President in Denver, Kansas City and San Antonio before taking on the Executive Senior Vice President of Sales & Operations role at Kraft Foodservice/Alliant in 1992. In 1998, Mr. Schaffner took on his most recent role as President of the Southwest Region, where he led 3,500 employees across 10 distribution centers. Mr. Schaffner received his Bachelor’s of Science degree in Administrative Management from the University of North Texas in Dallas.

Mr. Scharbo has served as Chief Supply Chain Officer since March 2013. Prior to joining our Company, he was Group Vice President—Inventory Strategy at Walgreens. Previously, he was Senior Vice President, Supply Chain at Duane Reade, from 2008 until its acquisition by Walgreens in 2010. From 2005 until 2008, Mr. Scharbo was Chief Operating Officer of Case-Mate.

Mr. Schiano joined our Company in 2006 as Executive Vice President of the Allentown Division before becoming President of the Cleveland Division. He has served as Executive Vice President, National Sales since September 2015. Prior to that he served most recently as Region President of the Atlantic Region, where he led over 2,700 employees and numerous successful sales initiatives to drive growth across multiple customer channels. Before joining our Company, Mr. Schiano held multiple sales leadership roles with Michelin North America.

Mr. Compton has been the Chairman of the Board of Directors of US Foods since August 2015. Mr. Compton became a CD&R Partner in 2015 after serving as an Operating Advisor since 2013. Mr. Compton is a 29-year veteran and former President of PepsiCo, Inc., the world’s second largest food and beverage company with over 250,000 employees in 220 countries. He currently serves as Chairman of TruGreen. Mr. Compton’s career at PepsiCo started at Frito-Lay in 1983. In 2002, after serving in positions of increasing responsibility in a variety of operational and sales capacities, he was appointed Vice Chairman and President of Frito-Lay North America. Mr. Compton went on to serve as Chief Executive Officer of PepsiCo Americas Foods, which included Frito-Lay North America, Quaker Oats brands, and all of PepsiCo’s Latin American food and snack businesses. He became President of PepsiCo in 2011. Mr. Compton is the former Chief Executive Officer of Pilot Flying J Corporation. He serves on the board of First Horizon National Corporation and was previously on the board of Pepsi Bottling Group Inc. In 2009, he was named a “CEO of Tomorrow” by BusinessWeek. Mr. Compton is a Sponsor nominee designated by CD&R under the terms of the Stockholders Agreement described in “Certain Relationships and Related Transactions, and Director Independence—Stockholder Agreements.”

Mr. Giuriceo has been a director of US Foods since August 2015. Mr. Giuriceo has been a financial partner at CD&R since 2007. He leads or co-leads the Firm’s investments in David’s Bridal, Healogics, John Deere Landscapes and ServiceMaster, as he did with the investments in Envision Healthcare and Sally Beauty. Prior to joining CD&R in 2003, Mr. Giuriceo worked in the principal investment area and investment banking division of Goldman, Sachs & Co. He is currently a director of David’s Bridal, Inc., Healogics Holding Corp., and TruGreen Holding Corporation and a member of the board of managers of John Deere

Landscapes LLC. He formerly served as a director of Envision Healthcare Corporation, Sally Beauty Holding, Inc. and ServiceMaster Global Holding Inc. Mr. Giuriceo is a Sponsor nominee designated by CD&R, under the terms of the Stockholders Agreement described in “Certain Relationships and Related Transactions, and Director Independence—Stockholder Agreements.”

Mr. Lederer has been a director of US Foods since September 2010. From September 2010 until July 2015, Mr. Lederer also served as our President and Chief Executive Officer and a director of USF. From 2008 to 2010, Mr. Lederer was Chairman and Chief Executive Officer of Duane Reade, a New York-based pharmacy retailer acquired by Walgreens in 2010. Mr. Lederer joined Duane Reade in 2008 and led a company-wide revitalization effort. Prior to Duane Reade, he spent 30 years at Loblaw Companies Limited, Canada’s largest grocery retailer and wholesale food distributor. Mr. Lederer held a number of leadership roles at Loblaw, including President from 2000 to 2006.

Mr. Patel has been a director of US Foods since August 2015. Mr. Patel joined KKR in 2010 and is a member of the Retail team. He has played a role in the investments in Biomet, Dollar General, and US Foods. Mr. Patel currently sits on the board of directors of Academy Sports + Outdoors. Prior to joining KKR, he was with Moelis & Company where he was involved in a variety of mergers, acquisitions and restructuring transactions. He holds a B.S. in economics, summa cum laude, from the Wharton School at the University of Pennsylvania. Mr. Patel is a Sponsor nominee designated by KKR, under the terms of the Stockholders Agreement described in “Certain Relationships and Related Transactions, and Director Independence—Stockholder Agreements.”

Mr. Schnall has been a director of US Foods since 2007. Mr. Schnall has been a financial partner at CD&R since 2001. Prior to joining CD&R in 1996, he worked in the Investment Banking Division of Donaldson, Lufkin & Jenrette, Inc. and Smith Barney & Co. Mr. Schnall currently serves as a director of Healogics Holding Corp., David’s Bridal, Inc., Envision Healthcare Corporation, and PharMEDium Healthcare Corporation. He was a director of Sally Beauty Holdings, Inc. from 2006 to 2012 and AssuraMed, Inc. from 2010 to 2013. Mr. Schnall is a graduate of the Wharton School of Business at the University of Pennsylvania and holds an M.B.A. from Harvard Business School. Mr. Schnall is a Sponsor nominee designated by CD&R, under the terms of the Stockholders Agreement described in “Certain Relationships and Related Transactions, and Director Independence—Stockholder Agreements.”

Mr. Taylor has been a director of US Foods since March 2011. He joined KKR in 2005. Mr. Taylor currently sits on the board of directors of Aricent, Academy Sports + Outdoors, Aricent, Channel Control Merchants, Lemonade Restaurant Group, National Vision and Toys ’R’ Us Inc. Before joining KKR, Mr. Taylor was with Bain Capital, where he was involved in the execution of investments in the retail, health care and technology sectors. Mr. Taylor is a Sponsor nominee designated by KKR, under the terms of the Stockholders Agreement described in “Certain Relationships and Related Transactions, and Director Independence—Stockholder Agreements.”

Composition of our Board of Directors

Our board is composed of three directors who were elected by our direct parent company, US Foods. Our business and affairs are managed under the direction of the board of directors of US Foods. The US Foods board of directors is composed of eight directors, one of whom is our Chief Executive Officer. As of the date of this report, there are only seven directors on the US Foods board of directors, with one seat vacant.

The stockholders agreement with our Sponsors entitle investment funds affiliated with the Sponsors to elect (or cause to be elected) all of US Foods’ directors. The directors include three designees of investment funds affiliated with CD&R (one of whom shall serve as the Chairman of the US Foods board of directors), and three designees of investment funds affiliated with KKR (one of whom shall serve as Chairman of the Executive Committee of the US Foods board of directors and one of whom shall serve as Chairman of the Compensation Committee of the US Foods board of directors), subject to adjustment if the percentage of US Foods shares owned by investment funds affiliated with or managed by the applicable Sponsor decrease by more than a specified amount. The stockholders agreement also grants to investment funds affiliated with the Sponsors special governance rights. These include rights of approval over certain corporate and other transactions such as a merger, consolidation, acquisition, incurrence of indebtedness or payment of dividends, and the rights to approve the selection, hiring and termination of our Chief Executive Officer. These rights are in place for so long as they and other funds affiliated with or managed by the applicable Sponsor maintain at least 10 percent (10%) of the outstanding shares of common stock of US Foods.

Director Independence

Neither we nor our parent company, US Foods, is listed on a national securities exchange. As a result, we and our parent are not subject to the director independence requirements of any exchange. Neither our organizational documents nor those of US Foods require that a majority of the directors of either entity be independent.

Investment funds associated with or managed by the Sponsors currently beneficially own, in the aggregate, most of the outstanding shares of US Foods’ common stock. These funds are party to a stockholders agreement, under which each of the funds has agreed to vote in favor of the other funds’ nominees to US Foods’ board of directors. This means the Sponsors control US Foods’ and—through their control of US Foods’ board of directors—indirectly control our board of directors as well as our management and policies. All of the directors of US Foods were appointed according to the terms of the stockholders agreement and are employed by or agents of USF or the Sponsors. As such, the directors of US Foods would not be considered “independent” as defined in the federal securities laws or the rules of the New York Stock Exchange or the Nasdaq Stock Market.

Non-Employee Director Compensation

All members of the board of directors of USF and US Foods are entitled to be reimbursed for reasonable out-of-pocket expenses incurred in attending all board and other committee meetings. Directors who are our employees or are employees of CD&R do not receive remuneration for serving on the Boards of Directors of USF or US Foods. Directors who are employees of KKR stopped receiving remuneration for serving on our Board of Directors after June 27, 2015. Non-employee directors receive a quarterly retainer of $10,000. The fees earned or paid in cash by us to non-employee directors for service as directors for the fiscal year 2013 were as follows:

Name	Fees Earned or Paid in Cash	Other Compensation	Total
Mr. Michael M. Calbert*	$20,000	$0	$20,000
Mr. Taylor	20,000	0	20,000
Mr. Compton	0	0	0
Mr. Giuriceo	0	0	0
Mr. Lederer	0	0	0
Mr. Patel	0	0	0
Mr. Schnall	0	0	0
Mr Taylor	0	0	0

*	Mr. Calbert Stepped down from the Board of Directors of US Foods Holding Corp. on August 6, 2015

Section 16(a) Beneficial Ownership Reporting Compliance

As our equity securities are not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), none of our directors, officers or 10% holders were subject to Section 16(a) of the Exchange Act for the past fiscal year or the filing requirements thereof.

Code of Conduct

USF has a Code of Conduct that applies to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and Controller, and persons performing similar functions, as well as to all of the Company’s directors, officers and employees. The Code of Conduct addresses matters such as conflicts of interest, confidentiality, fair dealing and compliance with laws and regulations. A Copy of the Code of Conduct has been incorporated by reference as an exhibit to this Annual Report on Form 10-K and is also available in print, without charge, to any person who requests it in writing to the General Counsel and Chief Compliance Officer at the following address: US Foods, Inc., 9399 W. Higgins Road, Suite 600, Rosemont, IL 60018, (847) 720-8000.

Audit Committee

The US Foods board of directors has established an Audit Committee. Two directors currently comprise the Audit Committee: Messrs. Giuriceo and Patel. The Audit Committee recommends the annual appointment of auditors with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. Though not formally considered by our board of directors or the US Foods board of directors, given that our securities are not traded on any national securities exchange, we do not believe that the members of the Audit Committee would be considered independent as defined by SEC rules or the rules of the New York Stock Exchange or NASDAQ.

Because our equity and the equity of our parent, US Foods, is privately held and in the absence of a public listing or trading market for our common stock or the commons stock of US Foods, neither our board of directors nor the US Foods board of directors has designated any member of the Audit Committee as an “audit committee financial expert.”

Item 11.	Executive Compensation

Compensation Discussion and Analysis

In this section, we provide an overview of our philosophy and the objectives of our executive compensation program, and describe the material components of our executive compensation program for our Named Executive Officers (“NEOs”) whose compensation is set forth in the 2015 Summary Compensation Table and other compensation tables in this Annual Report on Form 10-K. For fiscal 2015, our NEOs were:

•	Pietro Satriano, our President and Chief Executive Officer (as of his promotion into that role on July 13, 2015);

•	Fareed A. Khan, our Chief Financial Officer;

•	Juliette W. Pryor, our Executive Vice President, General Counsel and Chief Ethics Officer;

•	Keith D. Rohland, our Chief Information Officer;

•	Mark W. Scharbo, our Chief Supply Chain Officer;

•	John A. Lederer, our former President and Chief Executive Officer (until stepping down from that role as of July 10, 2015 and remaining as an advisor to the Company until January 2, 2016); and

•	Stuart S. Schuette, our former Chief Operating Officer (until his resignation as of September 30, 2015).

In addition, we explain how and why the Compensation Committee (the “Compensation Committee”) of the US Foods Holding Corp.’s Board of Directors (the “Board of Directors”) determines compensation policies and makes decisions involving our NEOs.

Executive Summary

Our long-term success depends on our ability to attract, develop, motivate and retain highly talented individuals who are committed to our vision and strategy. A key objective of our executive compensation program is to link such individuals’ pay to their individual performance and their contribution to advancing our overall annual and long-term performance and business strategies. We believe that the amount of compensation we pay to our leadership reflects their extensive management experience, continued high performance and exceptional service to us. We also believe that our compensation strategies have been effective in attracting high-performing executive talent and promoting performance and retention.

Overview of Compensation for Fiscal 2015

Fiscal 2015 marked a year of transition and financial success for us. These results reflected the performance of our current leadership team despite challenging operating conditions and the eventual termination of the Acquisition. Our NEOs delivered the operational and financial successes which are outlined in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K and include:

•	Meeting Adjusted EBITDA goals;

•	Increasing growth rates with independent restaurant customers;

•	Initiating the roll out of a new field structure;

•	Renovating and expanding our facilities; and

•	Acquiring a leading broadline distributor in the Milwaukee market with over $100 million in annual sales and a high concentration of independent restaurant customers.

Our performance in fiscal 2015 resulted in our NEOs generally receiving annual cash bonuses that exceeded their targets. As described in more detail below, each NEO (other than Mr. Schuette) received a cash bonus which was approximately 108% of their target bonus.

In fiscal 2013, the Compensation Committee also put in place certain Transaction Bonuses and Retention Bonuses in light of the proposed Acquisition. In fiscal 2015, the Compensation Committee took into consideration the significant amount of work performed over a multi-year period by the NEOs toward the consummation of the Acquisition and the circumstances which resulted in the Acquisition not being completed upon the originally anticipated timeframe. Based on its review, the Compensation Committee approved the payment of the eligible Transaction Bonus to each NEO in fiscal 2015 and the Retention Bonus in two equal tranches in fiscal 2015 and fiscal 2016.

To continue providing appropriate incentives to align our leadership with the stockholders of our parent company, US Foods Holding Corp., in fiscal 2015 the Compensation Committee resumed the practice of granting equity to our NEOs and for our NEOs to invest in our Company. Similar to past practices, the Compensation Committee elected to use a mix of time- and performance-vested stock options and time- and performance-vested RSUs to promote performance and retention. Our long-term equity compensation program is described in more detail below.

Changes to our Executive Leadership Team in Fiscal 2015

On July 9, 2015, we announced that Mr. Lederer, our President and Chief Executive Officer, would step down from that role effective July 10, 2015. Under the terms of his employment arrangement, Mr. Lederer was entitled to certain payments which are summarized below under “Compensation Arrangements with our NEOs—Compensation Arrangements with Mr. Lederer.”

Effective July 13, 2015, Mr. Satriano was appointed as our President and Chief Executive Officer. In connection with the promotion of Mr. Satriano, we entered into a letter agreement, which provides for certain compensation arrangements and is described below under “Compensation Arrangements with our NEOs—Compensation Arrangements with Mr. Satriano.”

Effective September 30, 2015, Mr. Schuette resigned from his position as our Chief Operating Officer. In connection with his departure, he was entitled to certain payments which are summarized below under “Compensation Arrangements with our NEOs—Compensation Arrangements with Mr. Schuette.”

Changes to our Executive Compensation Program from Fiscal 2014 to Fiscal 2015

In light of the proposed Acquisition and restrictions imposed under the Acquisition Agreement, much of our executive compensation program remained unchanged from fiscal 2014 throughout most of fiscal 2015.

After it was apparent that the Acquisition would be terminated, the Compensation Committee, in consultation with certain members of management and the Board of Directors, made changes to the executive compensation programs for the remainder of fiscal 2015, including:

Component	Summary of the Fiscal 2015 Change	Rationale for the Fiscal 2015 Change

Long-Term Equity Incentive Plan	• Re-launched the annual equity grant program that had been suspended in fiscal 2014.	• This change was possible and desirable once the Acquisition was terminated to further align the interests of our management with the stockholders of our parent company, US Foods Holding Corp.

Other Cash Incentive Elements	• Provided for payout of Transaction Bonuses and Retention Bonuses granted in fiscal 2013 in the event of a terminated Acquisition.	• Compelling compensation was required to secure key employees and provide management continuity during the transition phase before and after the Acquisition was terminated.

Philosophy of our Executive Compensation Program

We provide compensation strategies and programs that attract, motivate, develop and retain the right talent, in the right places, at the right time. We strive to provide a total compensation package that is competitive with comparable employers who compete with us for talent and is equitable among our internal workforce. We believe that our executive compensation program should support our goal of achieving sustained increases in our long-term value while encouraging appropriate risk-taking by our executives.

Our executive compensation plans directly link a substantial portion of annual executive compensation to our financial and operating performance through the use of annual cash bonus programs and long-term equity programs. These plans are designed to deliver superior compensation for superior company performance. Likewise, when our performance falls short of expectations, these programs deliver lower levels of compensation.

The Compensation Committee also seeks to balance pay-for-performance objectives with retention considerations. This means even during temporary downturns in the economy and the foodservice distribution industry, our compensation programs continue to provide appropriate incentive opportunities to ensure that successful, high-performing employees stay committed to increasing our long-term value.

Guiding Principles in our Executive Compensation Program

We use the following guiding principles as the basis of our executive compensation philosophy to attract, motivate, develop and retain talent who will drive financial and strategic growth and build long-term value:

•	Establish and support a link between pay and performance—both at the Company level and at individual levels;

•	Differentiate pay for superior performers that recognizes and rewards individual contributions to our success;

•	Appropriately balance short-term and long-term compensation opportunities with our short-term and long-term goals and priorities;

•	Balance risk and reward by providing appropriate incentives to encourage sustainable financial performance;

•	Focus leadership on long-term value creation by providing equity ownership incentives to executives; and

•	Offer cost-efficient programs that ensure accountability in meeting our performance goals and are easily understood by participants.

Components and Objectives of our Executive Compensation Program

The Compensation Committee built the executive compensation program upon a framework that includes the following three main elements:

•	Annual cash compensation (salary, annual cash bonus and occasional other cash compensation);

•	Long-term equity incentives (equity investment program and annual stock grants); and

•	Other benefits and perquisites (health and welfare benefits, retirement programs, insurance, minimal perquisites).

These three elements are summarized below, and are discussed in more detail in the following paragraphs:

Annual Cash Compensation
Component	Description of Component	Objective of Component
Base Salary	Fixed amount based on level of responsibility, experience, tenure and qualifications.

•       Supports talent attraction and retention. Forms basis for Annual Incentive Plan award.

•       Consistent with competitive pay practice. Based on our external market comparison, generally targeted at the median of base salary for similar executive positions in our peer group.

Annual Incentive Plan Award

Annual cash bonus that is designed to reward executive officers for achieving annual financial performance goals.

Payment of the Annual Incentive Plan award is based on satisfaction of key financial performance criteria, including Adjusted EBITDA and Cash Flow—Net Debt.

•       Links executive pay and our financial performance.

•       Drives the achievement of annual business objectives.

•       Based on our external market comparison, generally targeted at the median of the annual cash incentive ranges for similar executive positions in our peer group.

Discretionary Cash Bonuses	The Compensation Committee may provide special cash bonuses to select individuals on a discretionary basis.	• Recognizes extraordinary efforts of individuals or special circumstances.

Long-Term Equity Incentives
Component	Description of Component	Objective of Component
Equity Investment Program

Key management employees may be eligible to invest in our Company through this program. For their investment, participants are eligible to receive (1) an investment stock option grant equal to the fair market value of their investment level, plus (2) an investment stock option grant based on a multiple of their investment level (1.00x to 5.00x).

The only equity investment program activity in fiscal 2015 was Mr. Satriano’s investment of $500,000 in exchange for 83,334 investment shares. Mr. Satriano did not receive a grant of investment options.

•       Designed to focus our key management employees on long-term value creation by providing a significant financial reward for financial and operational success of our Company.

•       Aligns the performance of our Company with the pay of our executives.

•       Investment option grant designed to only have value if our financial and operating performance increases after date of grant.

Long-Term Equity Incentives
Component	Description of Component	Objective of Component
Annual Equity Grant

The Annual Equity Grant program was re-launched in fiscal 2015 after being suspended for fiscal 2014 due to the pending Acquisition.

Eligible participants, including the NEOs, receive grants of both RSUs and stock options that vest pro-rata based on performance and time.

•       Designed to support our multiyear transformation initiative by providing participants with an ownership stake in our Company as well as an opportunity to build future wealth.

•       Based on our external market comparison, generally targeted at the median of the long-term incentive value ranges for similar executive positions in our peer group.

Supplemental RSU Grants

Special grants of RSUs (in addition to the annual equity grants) are provided on an occasional and selective basis.

RSU grants can vest over time or vest based on meeting specified performance goals (generally subject to continued employment).

•       Special RSU grants are generally designed to enhance retention of key management employees through the vesting requirements.

•       RSU grants based on performance align the performance of our Company with the pay of our executives.

Other Benefits and Perquisites
Component	Description of Component	Objective of Component
Other Benefits and Perquisites

Our NEOs are eligible to participate in the same benefit programs that are offered to other salaried and hourly employees.

The NEOs are eligible for enhanced Long Term Disability (LTD) and life insurance coverage and participate in the Executive Perquisite Allowance Plan, which provides an annual allowance to defray the cost of services normally provided as executive perquisites, such as financial or legal planning, club memberships, or executive physicals.

•       Designed to provide market competitive benefits to protect employees’ and their covered dependents’ health and welfare.

•       Supplemental programs intended to assist us in attracting, motivating and retaining high caliber executive talent.

Severance Agreements	Each of our NEOs has entered into a Severance Agreement with us. Structured as “severance” rather than “employment” agreements, these agreements outline compensation considerations in the event that (1) the executive’s employment is terminated by us other than for cause, or (2) employment is ended by the executive with good reason.	• Designed to provide standard protection to both the executive and to us to ensure continuity and aid in retention.

How We Make Compensation Decisions

The Compensation Committee, in consultation with management and the Compensation Committee’s independent compensation consultant focuses on ensuring that our executive compensation programs reinforce our pay for performance philosophy and enhance longer-term value creation.

Committee Oversight

The Compensation Committee, comprised of our non-employee directors designated by our Sponsors, is responsible for overseeing our executive compensation program. The Compensation Committee determines and approves all compensation for our NEOs.

Although the entire Board of Directors meets to discuss our CEO’s goals and performance in achieving those goals each fiscal year, the Compensation Committee solely approves all compensation awards and payout levels for our CEO.

The Compensation Committee develops and oversees programs designed to compensate our NEOs and other executive officers, as well as the presidents of our regions and areas. The Compensation Committee is also authorized to approve all awards under the equity investment program, grants of restricted stock, RSUs, stock options, equity appreciation rights and other awards under our equity-based incentive plans for our employees.

The Compensation Committee has several resources and analytical tools it uses in making decisions related to executive compensation. The table below discusses the key resources available to the Compensation Committee.

Compensation Committee Resources
Independent Committee Consultant

Meridian Compensation Partners (“Meridian”) provides independent advice to the Compensation Committee in connection with matters pertaining to executive compensation. The scope of services Meridian may be asked to provide generally is defined as including (1) attending, as requested, select Compensation Committee meetings and associated preparation work; (2) guiding the Compensation Committee’s decision-making with respect to executive compensation matters; (3) providing advice on our compensation peer group; (4) providing competitive market studies; and (5) updating the Compensation Committee on emerging best practices and changes in the regulatory and governance environment.

Meridian was engaged exclusively by the Compensation Committee. Meridian did not provide any services to us in fiscal 2015 that were unrelated to executive compensation.

Human Resources Department	Our Chief Human Resources Officer and our Human Resources Department provide benchmarking data (comprised of peer group analysis and supplemental external compensation survey data analysis) and recommendations with respect to annual base salary, annual incentive plan, and long-term incentive compensation decisions to the Compensation Committee. As requested by the Compensation Committee, our Human Resources Department works with Meridian to gather and analyze relevant competitive data and to identify and evaluate various alternatives for executive compensation.

CEO

For other NEOs, our CEO makes individual recommendations to the Compensation Committee on base salary levels, annual cash incentive awards and long-term equity incentive compensation opportunities. Our CEO also provides initial recommendations for Annual Incentive Plan performance targets for the Compensation Committee to consider.

Although the Compensation Committee values and welcomes input from management, it retains and exercises sole authority to make decisions regarding NEO compensation. No member of management, including our CEO, has a role in determining his or her own compensation.

Role of CEO in Determining Executive Compensation

As described above, our CEO assists the Compensation Committee by providing an evaluation of the performance of the other NEOs and recommends compensation levels. In forming such recommendations, our CEO is advised by our Human Resources Department, which assesses the design of, and makes recommendations related to, our compensation and benefits programs.

Our CEO also consults with other NEOs for recommendations related to the appropriate financial performance measures used in our Annual Incentive Plan. In developing recommendations for our Compensation Committee, our CEO and our Human Resources Department consult benchmarking and other market surveys from Meridian and compensation consultants retained by management, as described elsewhere in this Compensation Discussion and Analysis, and structure their recommendations to adhere to the philosophy and objectives described in “Philosophy of our Executive Compensation Program.”

Use of Competitive Data

We believe we must pay compensation that is competitive with the external market for executive talent. This will allow us to attract, motivate, develop and retain executives who have the necessary skills to enhance our long-term business results. For the NEOs, we generally construct external market comparison points by examining (1) peer group proxy data and (2) compensation market survey data.

Peer Group Data

Periodically, Meridian will work with our Human Resources Department to review the membership of the peer group, to ensure the peer group continues to reflect companies whose business size and complexity are similar to us and with which we compete for top executive talent. The methodology used in constructing the proposed peer group included:

•	For data availability purposes, the group of available companies included publicly traded U.S. companies plus other companies who file periodic reports with the SEC.

•	The group of available companies was narrowed to:

(1)	Food distributors;

(2)	Non-food distributors in high-volume/low-margin businesses in the following industries: trading companies and distributors, retail distributors, health care distributors, and technology distributors;

(3)	Other food/staples retailers; and

(4)	Food products companies.

•	The potential peers were screened based on both revenues and EBITDA margin.

In July 2012, the Compensation Committee approved the inclusion of the following companies in the peer group used for executive pay and program benchmarking:

• Andersons Inc. • Arrow Electronics Inc. • Avnet • Campbell Soup Co. • Dean Foods Co. • Dole Foods Company Inc. • Genuine Parts Co. • Grainger (W W) Inc.	• Heinz (HJ) Co. • Nash Finch • Owens & Minor Inc. • Safeway Inc. • Schein (Henry) Inc. • Smithfield Foods Inc. • Synnex Corp. • Sysco Corp • Tech Data Corp.	• Tyson Foods Inc. • United Natural Foods Inc. • Wesco International Inc. • Whole Foods Market Inc.

In light of limitations imposed by the proposed Acquisition on our compensation programs, we made no changes to the peer group in fiscal 2013, fiscal 2014 or fiscal 2015. However, due to recent ownership changes in Dole Foods Company Inc., H J Heinz Co., Smithfield Foods Inc., Safeway Inc., and Nash Finch, we expect to review the peer group in fiscal 2016 and construct a revised peer group for compensation decisions going forward.

Constructing the Market Compensation Comparisons—How We Used the Peer Group Data for Fiscal 2015 Compensation

As noted above, we did not change our peer group in fiscal 2013, fiscal 2014 or fiscal 2015 and we did not engage in an across-the-board formal review or benchmarking of the peer group’s compensation relative to the compensation we paid to our NEOs during these years. Consequently, during fiscal 2013 and fiscal 2014, we made immaterial changes to the base salaries we paid our NEOs, continued the annual bonus arrangements (including the target percentages) and maintained the overall amount of equity that we paid to the NEOs (to the extent that we paid equity) as a result of a market analysis.

For fiscal 2015, the Compensation Committee, with the assistance our Human Resources Department, reviewed a subset of existing companies contained in our peer group for base salary data. Based on this review, we increased the base salary for two of our NEOs, but did not make any other market increases for annual bonus or equity awards.

When Mr. Satriano was promoted to serve as our Chief Executive Officer, the Compensation Committee asked our Human Resources Department to work with Meridian to determine an appropriate compensation arrangement in light of his new role. In so doing, Meridian reviewed the prior formal market analysis conducted by our Human Resources department in fiscal 2013, and aged the data based on general market movement for peer chief executive officers to inform the Compensation Committee about the appropriate market data to determine Mr. Satriano’s compensation.

Use of Performance Evaluations in Setting Base Salaries

The Compensation Committee conducts an annual assessment of our CEO’s performance. Our CEO provides to the Compensation Committee an evaluation of the performance of each other NEO to determine each executive’s success in meeting our operating priorities or exhibiting the core attributes on which all employees are evaluated. These evaluations are subjective and no objective criteria or relative weighting is assigned to any individual factor. The Compensation Committee uses the performance evaluations for the CEO and each other NEO as an eligibility threshold for determining annual base salary increases.

Any NEO who receives a “Meets Expectations” or “Exceeds Expectations” performance rating is eligible to receive a base salary increase reflecting the following factors:

•	The NEO’s performance relative to the other NEOs, and/or

•	The median base salary of the peer group or other market comparator group, and/or

•	Any additional or exceptional event that occurs, such as an internal equity adjustment, a promotion or a change in responsibilities, and/or

•	The overall budgeted increase for our salaried employee population.

The merit increase program was suspended in fiscal 2014 and the effective date of the next merit cycle was moved from July 2015 to April 2016. In fiscal 2015, one NEO received a promotional salary increase and two other NEOs received salary increases to reflect internal equity and external market competitiveness issues as described below under “Fiscal 2015 Adjustments to Base Salary.” Actual annual base salary determinations are discussed under “Base Salary.”

Internal Analysis in Setting Compensation Elements

With respect to annual salary, Annual Incentive Plan awards and Annual Equity Grant awards available to NEOs, the Compensation Committee does not perform a formal analysis comparing internal equity at our Company to the practices of other companies. However, it does consider the internal equity of the compensation awarded by using comparisons within our Company based on, among other factors, role, title and responsibilities.

Business Performance and Impact on Pay

Our executive compensation program directly links a substantial portion of executive compensation to our Company’s performance, through annual cash and long-term equity incentives. In developing our pay for performance policies, the Compensation Committee generally reviews elements of pay for each executive position against the market comparison data points for similar executive positions at other companies. The external market comparison data points include the data and processes discussed above under “Use of Competitive Data” and “Peer Group Data.”.

However, the Compensation Committee has not historically used an exact formula for allocating between fixed and variable, cash and non-cash, or short- and longer-term compensation. This varied approach to our pay mix allows the Compensation Committee flexibility to structure our annual and longer-term compensation programs and adjust for the evolving business environment.

The following charts show the various components of the compensation of our current CEO and the other NEOs (excluding our CEO) who were our employees as of January 2, 2016. Consequently, the following charts exclude the compensation of Mr. Lederer and Mr. Schuette.

Target Compensation Mix—Fiscal 2015

The Target Compensation Mix charts below includes (1) base salary in effect at the end of fiscal 2015, (2) Annual Incentive Plan award targets, and (3) target value of AEG stock options and RSUs.

Overview of the Fiscal 2015 Executive Compensation Program

Base Salary

We pay base salaries to attract and retain talented executives and to provide a fixed base of cash compensation. The table below shows the base salary of each NEO that was approved by the Compensation Committee. These salaries were in effect at the end of fiscal 2015 or, in the case of Mr. Schuette, at the time of his separation from our Company on September 30, 2015.

Named Executive Officer	2015 Base Salary
Pietro Satriano	$900,000
Fareed A. Khan	$600,000
Juliette W. Pryor	$550,000
Keith D. Rohland	$475,000
Mark W. Scharbo	$475,000
John A. Lederer	$1,175,000
Stuart S. Schuette	$600,000

Fiscal 2015 Adjustments to Base Salary

The base salaries of three of the NEOs were increased during fiscal 2015. Mr. Satriano’s base salary was increased from $500,000 to $900,000 on July 13, 2015 when he was promoted to President and CEO. On August 10, 2015, Ms. Pryor’s base salary was increased from $475,000 to $550,000 and Mr. Scharbo’s from $450,000 to $475,000 to address both internal equity and external market competitiveness issues.

Overview of Annual Incentive Plan Award

The Annual Incentive Plan (or “AIP”) is designed to offer opportunities for cash compensation tied directly to our Company’s performance. We pay the AIP award in cash, with payments generally made in the first quarter of the fiscal year for bonuses earned based on performance in the prior fiscal year. Each year, the Compensation Committee approves the incentive plan framework for each NEO. In December 2014, the Compensation Committee approved the AIP framework for fiscal 2015. Employees had to have been employed on December 31, 2015 to be eligible to receive the AIP award.

The framework for the 2015 Annual Incentive Plan for our NEOs was based on the following:

Eligible Earnings is equal to the participant’s base salary earnings during the incentive plan year. To the extent that an individual’s salary changes during the year (whether due to increases or decreases), such changes are reflected in the individual’s eligible earnings for purposes of the AIP.

AIP Target Percentage is the individual percentage by which we determine the NEO’s target award, or award that the NEO would receive if target performance is achieved. The individual target percentages are based on market-competitive data and are established as a percentage of eligible earnings. The eligible earnings multiplied by the AIP Target Percentage we also refer to as the “target award”.

At the beginning of each plan year, the Compensation Committee designates individual AIP Target Percentages for each of our NEOs. Due to the proposed Acquisition, the individual AIP Target Percentages for our NEOs generally remained unchanged from fiscal 2014, other than due to promotion.

The fiscal 2015 Annual Incentive Plan individual targets for our NEOs were as follows:

Named Executive Officer	Fiscal 2015 AIP Target Percentage
Pietro Satriano	105.8%
Fareed A. Khan	75%
Juliette W. Pryor	75%
Keith D. Rohland	75%
Mark W. Scharbo	75%
John A. Lederer	110%

Mr. Satriano’s AIP target percentage was increased from 75% to 125% on July 13, 2015 upon his promotion to President and CEO. His target award for fiscal 2015 is prorated based upon his promotion date. Although Mr. Lederer stepped down as our CEO in July 2015, he remained employed with us for all of fiscal 2015 and was therefore eligible for a AIP award. Due to his resignation as of September 30, 2015, Mr. Schuette was not eligible for a 2015 AIP award.

The Business Performance Factor is calculated based on the financial objectives described below. It is multiplied by the target award to arrive at the fiscal 2015 AIP award. The possible payout range of fiscal 2015 Annual Incentive Plan awards was 0% to 147% of our NEO’s target award for fiscal 2015 performance.

The Business Performance Factor placed a strong emphasis on incenting financial performance by focusing on Adjusted EBITDA and Cash Flow—Net Debt. The Compensation Committee selected these measures because (1) Adjusted EBITDA is a metric that management uses to assess our financial performance and is critical for our compliance with our debt covenants and (2) it wanted to provide incentives for management to monitor and ultimately reduce our Net Debt. Because the Compensation Committee believes that Adjusted EBITDA has a significant impact on our financial performance, the Compensation Committee elected to both provide a higher weight (90%) and a higher maximum performance factor (150%) than Cash Flow—Net Debt, which was weighted at 10% of the overall Business Performance Factor and had a maximum performance factor of 120%.

EBITDA is defined as net income or loss, plus interest expense, income tax (provision) benefit, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (1) Sponsor fees; (2) restructuring and tangible asset impairment charges; (3) share-based compensation expense; (4) the non-cash impact of net LIFO reserve change; (5) loss on extinguishment of debt; (6) pension settlement; (7) business transformation costs; (8) Acquisition related costs; and (9) other gains, losses, or charges as specified under our debt agreements. Adjusted EBITDA is a non-GAAP measure. For a reconciliation of Adjusted EBITDA to its nearest GAAP measure, see “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

The various levels of business performance targets to reach threshold, target and maximum payouts for the fiscal 2015 AIP are described in the table below:

Business Performance Factor Targets—Fiscal 2015

	Adjusted EBITDA	Adjusted EBITDA (payout scale)	Cash Flow— Net Debt	Cash Flow— Net Debt (payout scale)
Threshold	$817,000,000	37.50%	$4,663,890,000	37.50%
Target	$860,000,000	100.00%	$4,441,800,000	100.00%
Maximum	$1,003,018,000	150.00%	$4,375,173,000	120.00%

In order to provide any AIP award under the Adjusted EBITDA performance metric, we historically set an achievement threshold amount of Adjusted EBITDA equal to 95% of the established AIP Adjusted EBITDA target. For the 2015 AIP, the Adjusted EBITDA achievement threshold was set at $817,000,000. The maximum level was set at approximately 117% of the established AIP Adjusted EBITDA target.

Performance against the Adjusted EBITDA measure is determined independently from performance against the Cash Flow—Net Debt measure. For results between the threshold and target performance levels and between the target and maximum performance levels, linear interpolation is used to determine the payout percentage. Performance results that exceed the maximum performance level receive the maximum payout. The Compensation Committee believes that the threshold and target levels of performance represent challenging but obtainable Company performance. The maximum target level represents exemplary and extremely challenging performance.

The final Business Performance Factor is calculated by adding the resulting payout percentage for Adjusted EBITDA with the resulting payout percentage for Cash Flow—Net Debt. As a result, it is possible that the payout for either measure, or both measures, could be zero.

The Business Performance Factor is calculated in the table below:

Calculating the Business Performance Factor

Performance Metric	Potential Payment	Weighting	Unweighted Payout Threshold-Maximum	=	Weighted Payout Threshold-Maximum
Adjusted EBITDA	0%-150%	90%	37.5%-150%		33.75%-135%
Cash Flow—Net Debt	0%-120%	10%	37.5%-120%		3.75%-12%

TOTAL	0%-147%	100%			37.5%-147%

The following table reflects the actual performance levels for each of the fiscal 2015 Business Performance Factor metrics that pertain to the NEOs. The fiscal 2015 AIP Business Performance Factor is 107.96%.

Fiscal 2015 Annual Incentive Plan Award

Calculating the Business Performance Factor

Performance Metric	Performance vs. Plan	Unweighted Bonus Payout	X	Component Weighting	=	Weighted Payout
Adjusted EBITDA(1)	102.20%	106.62%		90%		95.96%
Cash Flow—Net Debt(2)	102.09%	120%		10%		12%

TOTAL						107.96%

(1)	For purposes of the 2015 AIP, the Adjusted EBITDA target was $860 million and actual Adjusted EBITDA was $875 million. Adjusted EBITDA is defined as EBITDA ($576 million for the fiscal year ended January 2, 2016) adjusted for (1) Sponsor fees ($10 million); (2) restructuring and tangible asset impairment charges ($173 million); (3) share-based compensation expense ($16 million); (4) the non-cash impact of net LIFO reserve change ($(74) million); (5) loss on extinguishment of debt ($0); (6) pension settlement ($0); (7) business transformation costs ($46 million); (8) Acquisition related costs ($97 million) and (9) other gains, losses, or charges as specified by our debt agreements ($31 million). Performance was also adjusted to include a modification of $3.5 million to account for a one time-special bonus paid to non-bonus eligible employees.
(2)

For the purposes of the 2015 AIP, Cash Flow—Net Debt, Net Debt is determined by calculating the average of the end of month Net Debt for a thirteen month period beginning with the last month of the prior fiscal year. Net Debt is defined as long-term debt plus the current portion of long-term debt ($4,745 million) net of (1) Senior Notes premium ($12 million), (2) Deferred Financing Fees ($(25) million), (3) restricted cash held on deposit in accordance with our credit agreements ($6 million) and (4) total cash and cash equivalents remaining on the balance sheet at year-end ($218 million), and adjusted for unbudgeted items as determined by the Board of Directors ($167.7 million). Our Cash Flow—Net Debt for purposes of the Business Performance Factor was $4,349,100,000, which exceeded the maximum performance level of $4,375,173,000.

Based on the approved 2015 Business Performance Factor, the actual 2015 Annual Incentive Plan award for each NEO was as follows:

Summary of 2015 AIP Awards (1)

Name	Eligible Earnings	X	AIP Target Percentage	X	Business Performance Factor	=	2015 AIP Award
Pietro Satriano(2)	$688,493		105.8%		107.96%		$786,393
Fareed A. Khan	$600,000		75%		107.96%		$485,811
Juliette W. Pryor	$504,589		75%		107.96%		$408,558
Keith D. Rohland	$475,000		75%		107.96%		$384,600
Mark W. Scharbo	$459,863		75%		107.96%		$372,344
John A. Lederer	$1,175,000		110%		107.96%		$1,395,357

(1)	Individual components may not add to total presented due to rounding. Mr. Schuette was not eligible for a 2015 AIP award due to his resignation.
(2)	Mr. Satriano’s eligible earnings is based on 53% of the year at a salary of $500,000 and 47% with a salary of $900,000.

Other Cash Bonuses Paid in Fiscal 2015

Transaction and Retention Awards

In fiscal 2013, the Compensation Committee approved Transaction Bonuses and Retention Bonuses for select members of our leadership team. The Transaction Bonuses were originally designed to only pay upon the consummation of the Acquisition to motivate the completion of the closing of the Acquisition. The Retention Awards were originally designed to help keep certain members of our leadership team with our Company up to, during, and after the closing of the Acquisition.

In fiscal 2015, the Compensation Committee took into consideration the significant amount of work performed over a multi-year period by the NEOs toward the consummation of the closing of the Acquisition and the circumstances which resulted in the Acquisition not being completed upon the originally anticipated timeframe. Based on this review, the Compensation Committee approved the payment of the eligible Transaction Bonus to each NEO in fiscal 2015. The Compensation Committee also elected to pay the Retention Bonus in two equal tranches. The first 50% was paid to select NEOs on September 15, 2015 and the second 50% was paid on March 15, 2016. Mr. Lederer was not paid a Retention Bonus and Mr. Schuette was paid his full Retention Bonus amount on October 3, 2015. The Transaction Bonuses and Retention Bonuses are summarized below:

Named Executive Officer	Transaction Bonus Paid in Fiscal 2015	Retention Bonus Paid in Fiscal 2015	Retention Bonus Paid in Fiscal 2016
Pietro Satriano	$1,500,000	$250,000	$250,000
Fareed A. Khan	$250,000	$300,000	$300,000
Juliette W. Pryor	$750,000	$237,500	$237,500
Keith D. Rohland	$500,000	$237,500	$237,500
Mark W. Scharbo	$250,000	$225,000	$225,000
John A. Lederer	$5,000,000	$0	$0
Stuart S. Schuette	$1,000,000	$600,000	$0

Other Bonuses Earned or Paid to NEOs in Fiscal 2015

In addition to the payments above, Mr. Lederer, pursuant to the compensation arrangements we made with him in fiscal 2013, was eligible for an all-or-nothing $1,000,000 cash bonus payable in fiscal 2015 if we achieved certain fiscal 2014 Adjusted EBITDA targets and was eligible for an additional all-or-nothing $1,000,000 cash bonus payable in 2016 if we achieved certain fiscal 2015 Adjusted EBITDA targets. Mr. Lederer achieved the Adjusted EBITDA target for fiscal 2014 and was paid $1,000,000 in fiscal 2015. The Adjusted EBITDA target for fiscal 2015 was $860 million (the same Adjusted EBITDA target that comprised 90% of the Business Performance Factor under our 2015 AIP). Because our Adjusted EBITDA in fiscal 2015 was $875 million, Mr. Lederer earned the bonus, which we paid in 2016. This other bonus achieved for fiscal 2015 is contained in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation table below.

Mr. Schuette resigned from his position as Chief Operating Officer on September 30, 2015. In connection with his resignation, and due to his exemplary service to the Company, Mr. Schuette was paid a lump-sum payment of $1,526,503, an amount equal to the severance benefit under the August 10, 2009 Severance Agreement, as if he were terminated without cause.

Overview of Long-term Equity Incentives

Long-term equity incentives provide a balanced focus on both short-term and long-term goals for participating employees, including our NEOs. These incentives are important to recruiting, retention and motivation. They are designed to compensate our NEOs for their long-term commitment to our Company, while motivating sustained increases in our financial performance and shareholder value.

Equity awards are made under our 2007 Stock Incentive Plan. They are always granted in our equity securities, with a per share price or exercise price equal to the “fair market value” of one share of our parent company’s common stock (the “common stock”) on the date of grant.

Fair market value is determined reasonably and in good faith by the Board of Directors, taking into account the determination of an independent, third party appraisal of the fair market value of one share of the common stock.

Our long-term equity incentives have included (1) the ability to make an equity investment and (2) grants of stock options, stock appreciation rights (Equity Appreciation Rights), restricted stock RSUs, and other stock-based awards.

We have an Annual Equity Grant program designed to provide an opportunity for wealth creation tied to our long-term performance. The Annual Equity Grant program improves the alignment of the long-term incentive opportunities with similar opportunities provided by the companies with whom we compete for talent. It also strengthens the focus on creating long-term value by providing financial rewards for operational success.

Equity Investments

Key management employees, including our NEOs, have had an opportunity to invest side-by-side with our Sponsors. The ability to invest in our Company focuses our key management on long-term value creation by providing a significant financial reward for operational success. The goal of this incentive is to promote an ownership mentality in management. For their investment, participants received (1) investment shares equal to the fair market value of their investment plus (2) an investment stock option grant based on a multiple of their investment level (1x to 5x), which is determined by the NEO’s title and position. The downside risk to the NEOs is limited to their initial investment. The upside potential is linked directly to share price appreciation from their respective date of investment.

The following table depicts fiscal 2015 investment activity of our NEOs. No NEO received investment stock options in 2015.

Named Executive Officer	Investment Level	Investment Shares
Pietro Satriano	$500,000	83,334

Annual Equity Grant

In fiscal 2013, we introduced a new Annual Equity Grant (AEG) program designed to provide an opportunity for wealth creation tied to our long-term performance. The AEG program both improves the alignment of the long-term incentive opportunities with similar opportunities provided by the companies with whom we compete for talent and strengthens the focus on long-term value creation by providing financial rewards for operational success.

Eligible participants, including the NEOs, receive awards of both RSUs and stock options. The “mix” of equity awards varies depending on the participant’s role within our Company. For our NEOs, 75% of the Annual Equity Grant award is delivered in stock options and 25% in RSUs. 50% of the Annual Equity Grant award, whether stock options or RSUs, vests based on time, vesting in equal portions over four years (25% per year) and the remaining 50% vests based on performance.

Specifically, performance-based stock options and performance-based RSUs are earned using two criteria. First, they are subject to the person remaining employed with us during the entire performance period. Second, the Board of Directors or Compensation Committee must determine that we have achieved the annual performance target, based on Adjusted EBITDA, for each of the relevant fiscal years. If a performance target for a given fiscal year is not met, the performance-based stock options and performance-based RSUs may still vest and become exercisable on a cumulative or catch-up basis if, (1) the cumulative Adjusted EBITDA performance target is met in the given fiscal year (i.e. previous years exceeded their Adjusted EBITDA performance targets), or (2) at the end of a subsequent fiscal year, a specified cumulative Adjusted EBITDA performance target is achieved. The annual and cumulative Adjusted EBITDA performance targets are based on our long-term financial plans in existence at the time of the grant. The new targets are reviewed and approved on a yearly basis. Accordingly, in each case at the time of grant, we believed those levels, while attainable, would require strong performance and execution.

The chart below summarizes the 2015 AEG mix for our NEOs.

The grant date for the 2015 AEG was November 16, 2015. To be eligible for an Annual Equity Grant award, a NEO must be actively employed in good standing on the date of the grant.

Compensation Equity Awards

The value and mix of the fiscal 2015 Annual Equity Grant awards for our NEOs is as follows. The number of RSUs awarded is calculated using the fair market value of the common stock on the award date and the number of stock options awarded is calculated using the Black-Scholes value of the common stock on the award date. Options and RSU awards are 50% performance-based and 50% time-based, as described above.

Named Executive Officer	2015 Grant Value	2015 Grant Mix	Stock Options Grant Value	RSUs Grant Value
Pietro Satriano	$3,000,000	75% options/25% RSUs	$2,250,000	$750,000
Fareed A. Khan	$750,000	75% options/25% RSUs	$562,500	$187,500
Juliette W. Pryor	$600,000	75% options/25% RSUs	$450,000	$150,000
Keith D. Rohland	$750,000	75% options/25% RSUs	$562,500	$187,500
Mark W. Scharbo	$750,000	75% options/25% RSUs	$562,500	$187,500
John A. Lederer	$0	N/A	$0	$0
Stuart S. Schuette	$0	N/A	$0	$0

The number of stock options or RSUs that we awarded and their vesting conditions are detailed below:

Named Executive Officer	Number of Performance-Based Stock Options(1)	Number of Time-Based Stock Options(2)	Number of Performance-Based RSUs(3)	Number of Time-Based RSUs(4)
Pietro Satriano	393,357	393,357	55,556	55,556
Fareed A. Khan	98,340	98,340	13,889	13,889
Juliette W. Pryor	78,672	78,672	11,112	11,112
Keith D. Rohland	98,340	98,340	13,889	13,889
Mark W. Scharbo	98,340	98,340	13,889	13,889
John A. Lederer	0	0	0	0
Stuart S. Schuette	0	0	0	0

(1)	The performance-based stock options are divided into four tranches of 25% each. In each fiscal year during the period of the award (fiscal years 2015, 2016, 2017 and 2018), the Compensation Committee will set performance conditions for each 25% for the tranche to be earned. As result, under relevant SEC reporting and accounting rules, the grant date fair value reflecting 25% of the total award for each NEO is reported in the Summary Compensation table and the Grants of Plan-Based Awards table below. The remaining tranches will have a grant date fair value and be reported in future years when the relevant performance targets are set.
(2)	The time-based stock options are divided into four tranches of 25% each. 25% of the total award will vest on June 3, 2016, 2017, 2018, and 2019 subject to the executive’s continued employment with the Company. The grant date fair value of the entire award is reported in the Summary Compensation Table and the Grants of Plan-Based Awards table below.
(3)	The performance-based RSUs are divided into four tranches of 25% each. In each fiscal year during the period of the award (fiscal years 2015, 2016, 2017 and 2018), the Compensation Committee will set performance conditions for each 25% for the tranche to be earned. As result, under relevant SEC reporting and accounting rules, the grant date fair value reflecting 25% of the total award for each NEO is reported in the Summary Compensation Table and the Grants of Plan-Based Awards table below. The remaining tranches will have a grant date fair value and be reported in future years when the relevant performance targets are set.
(4)	The time-based RSUs are divided into four tranches of 25% each. 25% of the total award will vest on June 3, 2016, 2017, 2018, and 2019 subject to the executive’s continued employment with the Company.

The grant date fair value of the entire award is reported in the Summary Compensation Table and the Grants of Plan-Based Awards table below.

Previous Equity Awards

As noted above and in the Grants of Plan-Based Awards table below, the structure of our equity program involves the Compensation Committee setting performance goals for outstanding equity awards which have been awarded, but not yet earned and/or granted. Based on this structure, the following equity awards (award tranches that vest in connection with meeting the fiscal 2015 performance targets) which had been previously awarded, but not granted, were formally granted in fiscal 2015 when the performance requirements were determined for such equity awards:

•	25% and 20% of the total performance-based stock options each awarded in fiscal 2013;

•	25% of the total performance-based RSUs awarded in fiscal 2013; and

•	20% of the total performance-based stock options awarded in fiscal 2011.

For more information about the grant of these awards, the number of equity awards which have been awarded, but not granted and the status of such awards on January 2, 2016, see the Grants of Plan-Based Awards table and the Outstanding Equity Awards at Fiscal Year-End table below.

Supplemental Restricted Stock Units (RSUs)

Supplemental RSU grants are special grants of RSUs (in addition to the Annual Equity Grants) that are provided on an occasional and selective basis. These grants are designed to enhance retention of key management through specific time and/or performance vesting requirements. We did not grant any supplemental RSUs in 2015, but did grant stock options in addition to our 2015 AEG awards to Mr. Satriano as detailed under “Promotional Equity Grant” below.

Promotional Equity Grant

In connection with his appointment as President and Chief Executive Officer, and separate from the fiscal 2015 annual equity grant, Mr. Satriano received a one-time award of stock options equal to $750,000, with 50% of the granted stock options vesting ratably over four years based upon the attainment of corporate Adjusted EBITDA targets and 50% ratably over four years based upon Mr. Satriano’s time in service as an employee of our Company. The Adjusted EBITDA performance target for fiscal 2015 for these stock options was $860 million and actual Adjusted EBITDA was $875 million. As result, Mr. Satriano earned the first tranche (25%) of the promotional equity grant, which vested on December 31, 2015.

Results

The Adjusted EBITDA performance target for fiscal 2015 for performance-based stock options and performance-based RSUs was $860 million and actual Adjusted EBITDA was $875 million. Accordingly, the performance-based stock options and performance-based RSUs granted in 2015 with a performance condition based on fiscal 2015 Adjusted EBITDA were earned.

Each of the equity grants with performance targets for fiscal 2013, fiscal 2014 and fiscal 2015 have been vested either by meeting the annual Adjusted EBITDA target (awards granted in fiscal 2013 for fiscal 2014 performance and fiscal 2015 performance) or the cumulative Adjusted EBITDA target (awards granted in fiscal 2013 and not earned based on fiscal 2013 performance, but earned based on cumulative fiscal 2013-2015 performance).

For more information about the grant of these awards, the number of equity awards which have been awarded, but not granted and the status of such awards on January 2, 2016, see the Grants of Plan-Based Awards table and the Outstanding Equity Awards at Fiscal Year-End table below.

Other Equity-Based Awards

The Compensation Committee may grant other types of equity-based upon the common stock, including deferred stock, bonus stock, unrestricted stock and dividend equivalent rights. To date, the Compensation Committee has not granted any other type of equity-based awards to our NEOs.

Retirement Benefits

The only retirement benefits for the NEOs (other than Mr. Schuette, who participated in a tax qualified US Foods, Inc. Defined Benefit Pension Plan where accruals and participation were frozen for all exempt employees effective September 15, 2004) are those provided under the tax-qualified US Foods 401(k) Retirement Savings Plan.

Executive Perquisites and Other Benefits

NEOs participate in the same benefit programs that are offered to other salaried and hourly employees. Our comprehensive benefits program offers medical coverage, prescription drug coverage, dental plans, vision plan, life insurance and disability plans and a 401(k) savings plan. These programs are designed to provide market competitive benefits to protect employees’ and their covered dependents’ health and welfare. Although our executives, including our NEOs, are eligible to participate in our group medical and dental coverage, we adjust employees’ contributions toward the cost of this coverage according to salary level. As a result, executives pay a higher percentage of the cost of these benefits than do non-executives.

The NEOs are eligible for enhanced Long Term Disability (LTD) and life insurance coverage levels. The LTD benefit amount for NEOs is increased from 60% (for other eligible employees) to 66 2/3% of monthly earnings. The basic life insurance is subject to a maximum coverage amount of $3,500,000.

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

We also utilize a Relocation Assistance program that is designed to minimize the inconvenience, time loss, and personal or financial burden created by the relocation of our employees. The provisions outlined in our Relocation Assistance program are intended to establish a fair and equitable system for reimbursing most reasonable and normal expenses. In addition, the Relocation Assistance program outlines a relocation package designed to facilitate and encourage a timely move to the new location.

Effect of a Change in Control

In the event of a Change in Control of our Company, under the 2007 Stock Incentive Plan the Compensation Committee has the authority to either vest outstanding awards or provide for their cancellation in exchange for cash or substitution of outstanding awards. A more complete explanation of the effect of a Change in Control is found under “Payments after a Change in Control.”

Compensation Arrangements with our NEOs

Compensation Arrangements with Mr. Satriano

In connection with his appointment as President and Chief Executive Officer, we entered into a letter agreement on July 13, 2015 with Mr. Satriano, the material terms of which are described below.

Mr. Satriano’s annual base salary as President and Chief Executive Officer is $900,000. He participates in the benefit plans currently available to executive officers. As additional compensation, Mr. Satriano received:

•	An Equity Grant award of $3,000,000 with a mix of 75% stock options and 25% RSUs (as described above under “Compensation Equity Awards”);

•	An award of stock options equal to $750,000 (as described above under “Promotional Equity Grant”); and

•	An Equity Investment Opportunity of $500,000, for which he received 83,334 investment shares at $6.00 per share (as described above under “Equity Investments”).

Compensation Arrangements with Mr. Lederer

On August 6, 2015, the Compensation Committee approved a transaction bonus of $5 million to Mr. Lederer, our former President and Chief Executive Officer and a member of the Board of Directors.

On August 1, 2013, the Compensation Committee reached an agreement with Mr. Lederer on the terms of his employment arrangement through fiscal 2015.

The following is a summary of the material terms of the compensation arrangement with Mr. Lederer:

•	Annual base salary of $1,175,000, with an AIP Target Percentage of 110% of base salary ($1,292,500); and

•	Annual Equity Grant award value of $3,000,000 with a mix of 75% stock options and 25% RSUs. 50% of the annual equity grant is time-vested (25% per year over four years) and 50% is performance-vested (25% per year over four years).

In addition to the annual compensation described above, the Compensation Committee also approved the following special compensation for Mr. Lederer:

•	$1,000,000 cash bonus if we achieve our fiscal 2014 EBITDA target, which we achieved and was paid in January 2015 and an additional $1,000,000 cash bonus if we achieved our fiscal 2015 EBITDA target, which we achieved and was paid in March 2016 (both awards are described under “Other Bonuses Earned or Paid to NEOs in Fiscal 2015”);

•	$1,000,000 grant of time-vested RSUs in fiscal 2013, which vested on December 31, 2014; and

•	$1,000,000 grant of time-vested RSUs in fiscal 2014, which vested on December 31, 2015.

Compensation Arrangements with Mr. Schuette

In August, 2015 the Compensation Committee approved separation terms for Mr. Schuette that included payment of:

•	Payment of the Transaction Bonus of $1,000,000;

•	Payment of both tranches of the Retention Bonus, totaling $600,000; and

•	Payment of an amount equal to the amount he would have received as severance under his August 10, 2009 Severance Agreement if he were terminated without cause, which was $1,526,503.

The following discussion—as well as the Compensation Discussion and Analysis contained here—contain references to target performance levels for our long-term incentive compensation. These targets and goals are discussed in the limited context of our compensation programs and should not be interpreted as management’s expectations or estimates of results or other guidance. We specifically caution against applying these statements to other contexts.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the Compensation Committee recommended to the boards of directors of USF and US Foods that the Compensation Discussion and Analysis for the year ended January 2, 2016 be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Nathaniel H. Taylor

John Compton

Richard Schnall

Summary Compensation Table

The following table sets forth information on each of the NEOs, our Chief Executive Officer, our Chief Financial Officer, and the three most highly compensated of our other executives at the end of fiscal 2015. Mr. Lederer stepped down as our Chief Executive Officer in July 2015 and Mr. Schuette resigned from his position as our Chief Operating Officer in September 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	Non- Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)(4)	All Other Compensation(5) ($)	Total ($)
Pietro Satriano	2015	688,493	1,750,000	492,196	2,068,129	786,393	0	19,950	5,805,161
President and Chief Executive Officer

Fareed A. Khan	2015	600,000	550,000	117,187	413,753	485,811	0	22,600	2,189,351
Chief Financial Officer

Juliette W. Pryor	2015	504,589	987,500	112,508	335,661	408,558	0	19,950	2,368,766
General Counsel

Keith D. Rohland	2015	475,000	737,500	135,937	454,508	384,600	0	20,248	2,207,793
Chief Information Officer

Mark W. Scharbo	2015	459,863	475,000	140,629	456,079	372,344	0	20,921	1,924,836
Chief Supply Officer

John A. Lederer	2015	1,175,000	5,000,000	93,750	243,245	2,395,357	0	550,508	9,457,860
Former Chief Executive Officer

Stuart S. Schuette	2015	456,923	1,600,000	23,442	60,812	0	(794)	1,579,475	3,719,858
Former Chief Operating Officer

(1)	These amounts represent the Transaction and Retention bonuses we paid in fiscal 2015 to each NEO.
(2)	These amounts relate to equity grants of RSUs and stock options. The grant values are calculated in accordance with FASB ASC 718 using: (a) for RSUs, the fair market value of the common stock on the grant date and (b) for stock options, the calculated Black-Scholes value of the common stock on the grant date. As detailed in the Grants of Plan-Based Awards table below, these amounts include equity awards that were awarded in 2013 or 2011. These awards had a corresponding grant date fair value fixed in 2015 when we determined the performance conditions for the applicable award tranche.
(3)	These amounts reflect the 2015 annual incentive plan award which was paid in 2016. For Mr. Lederer, this includes the $1,000,000 special bonus that was paid based on fiscal 2015 Adjusted EBITDA performance.
(4)	The amounts reported in the Change in Pension Value column reflect the actuarial increase/decrease in the present value of the NEO’s benefits under all pension plans maintained by us, determined using interest rate and mortality assumptions consistent with those used in our financial statements. As detailed above under “Retirement Benefits,” Mr. Schuette is the only NEO who is a participant in a pension plan.

Change in Pension Value

Name	Change in Pension Value ($)
Pietro Satriano	—
Fareed Khan	—
Juliette Pryor	—
Keith Rohland	—
Mark Scharbo	—
John Lederer	—
Stuart Schuette	(794)

(5)	These amounts include:

a.	Perquisite allowance (see “Executive Perquisites and Other Benefits” discussion above).

b.	Company matching contribution in the 401(k) plan: Mr. Satriano =$7,950; Mr. Khan = $10,600; Ms. Pryor = $7,950; Mr. Rohland = $8,248.08; Mr. Scharbo = $8,920.92; Mr. Lederer = $0; Mr. Schuette = $7,950.

c.	With regard to Mr. Lederer, reimbursement for the cost of personal travel in 2015 was $525,508 which includes a tax gross up payment of $246,726.

d.	Upon separation, Mr. Schuette received a lump-sum payment of $1,526,503 equal to the amount he would have been entitled under his Severance Agreement if he were terminated without cause, along with a lump-sum COBRA payment of $33,022.10.

Grants of Plan-Based Awards

	Estimated future payouts under non-equity incentive plan awards				Estimated future payouts under equity incentive plan awards			All Other Stock Awards (#)	All Other Option Awards (#)	Exercise Price of Option Awards ($/Sh.)	Grant Date Fair Value of Stock Awards(1) ($)
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
Pietro Satriano(2)	2/18/2015	421,875	1,125,000	1,653,750
Performance Options(3)	11/16/2015					98,339				6.75	281,250
Time-Vested Options(4)	11/16/2015								393,357	6.75	1,125,001
Performance RSUs(5)	11/16/2015					13,889					93,751
Time-Vested RSUs(6)	11/16/2015							55,556			375,003
Promotion Performance Options(7)	8/21/2015					37,500					94,500
Promotion Time-Vested Options(7)	8/21/2015								150,000	6.00	378,000
Performance Options(8)	2/13/2015					31,673				6.00	60,179
Performance RSUs(9)	2/13/2015					3,907					23,442
Performance Options(10)	2/13/2015					68,000				5.00	129,200
Fareed A. Khan(2)	2/18/2015	168,750	450,000	661,500
Performance Options(3)	11/16/2015					24,585				6.75	70,313
Time-Vested Options(4)	11/16/2015								98,340	6.75	281,252
Performance RSUs(5)	11/16/2015					3,472					23,436
Time-Vested RSUs(6)	11/16/2015							13,889			93,751
Performance Options(8)	2/13/2015					31,250				6.00	62,188
Juliette W. Pryor(2)	2/18/2015	141,916	378,442	556,310
Performance Options(3)	11/16/2015					19,668				6.75	56,250
Time-Vested Options(4)	11/16/2015								78,672	6.75	225,002
Performance RSUs(5)	11/16/2015					2,778					18,752
Time-Vested RSUs(6)	11/16/2015							11,112			75,006
Performance Options(8)	2/13/2015					25,338				6.00	48,649
Performance RSUs(9)	2/13/2015					3,125					18,750
Performance Options(10)	2/13/2015					3,000				5.00	5,760
Keith D. Rohland(2)	2/18/2015	133,594	356,250	523,688
Performance Options(3)	11/16/2015					24,585				6.75	70,313
Time-Vested Options(4)	11/16/2015								98,340	6.75	281,252
Performance RSUs(5)	11/16/2015					3,472					23,436
Time-Vested RSUs(6)	11/16/2015							13,889			93,751
Performance Options(8)	2/13/2015					25,338				6.00	48,902
Performance RSUs(9)	2/13/2015					3,125					18,750
Performance Options(10)	2/13/2015					28,000				5.00	54,040
Mark W. Scharbo(2)	2/18/2015	129,336	344,897	506,999
Performance Options(3)	11/16/2015					24,585				6.75	70,313
Time-Vested Options(4)	11/16/2015								98,340	6.75	281,252
Performance RSUs(5)	11/16/2015					3,472					23,436
Time-Vested RSUs(6)	11/16/2015							13,889			93,751
Performance Options(8)	2/13/2015					55,007				6.00	104,513
Performance RSUs(9)	2/13/2015					3,907					23,442
John A. Lederer(2)	2/18/2015	484,688	1,292,500	1,899,975
Performance Options(8)	2/13/2015					126,690				6.00	243,245
Performance RSUs(9)	2/13/2015					15,625					93,750
Stuart S. Schuette(2)(11)	2/18/2015	168,750	450,000	661,500
Performance Options(8)	2/13/2015					31,672				6.00	60,812
Performance RSUs(9)	2/13/2015					3,907					23,442

(1)	This column reports the grant date fair value of the equity awards. The grant values are calculated in accordance with FASB ASC 718 using: (a) for RSUs, the fair market value of the common stock on the grant date and (b) for stock options, the calculated Black-Scholes value of the common stock on the grant date.

(2)	As described above under “Overview of the Fiscal 2015 Executive Compensation Program—Overview of Annual Incentive Plan Award,” we granted the opportunity to earn an annual cash bonus in 2015. The “Threshold” amount reports the amount that would have been earned if we had met threshold performance under the Business Performance Factor, the “Target” amount represents the amount that would have been earned had we met the target performance and the “Maximum” represents what we would have been earned had we met the maximum performance. Actual performance was 107.96% as discussed above. The amounts reported for Mr. Satriano are for his revised grant due to his promotion on July 13, 2016. Mr. Satriano was paid a blended rate as discussed above. Mr. Schuette was not paid any of his 2015 AIP award due to his separation from the Company in 2015.

(3)	As described above under “Overview of Long-term Equity Incentives—Annual Equity Grant”, the Compensation Committee awarded performance-based stock options in 2015 that will only be earned if we achieve Adjusted EBITDA metrics over the performance periods for the performance-based stock options. Under relevant SEC reporting rules and FASB ASC 718, only the first 25% of the total number of performance-based stock options awarded on November 16, 2015 are considered granted because the performance conditions were fixed by the Compensation Committee for that tranche on that date. The remaining performance-based stock options do not have performance conditions as of November 16, 2015, but will have performance conditions determined in the future. The remaining performance stock options will be reported in the year in which we determine performance conditions applicable to such tranche. Because the award is earned on an all-or-nothing basis, we have reported only the “Target” amount, which represents what would be earned if we achieved target performance over the performance period.

(4)	As described above under “Overview of Long-term Equity Incentives—Annual Equity Grant”, the Compensation Committee granted time-vested stock options in 2015. These awards will vest 25% on June 3, 2016, 2017, 2018, and 2019, contingent on the executive’s continued service with the Company.

(5)	As described above under “Overview of Long-term Equity Incentives—Annual Equity Grant”, the Compensation Committee awarded performance-based RSUs in 2015 that will only be earned if we achieve Adjusted EBITDA metrics over the performance periods for the performance-based RSUs. Under relevant SEC reporting rules and FASB ASC 718, only the first 25% of the total number of performance-based RSUs awarded on November 16, 2015 are considered granted because the performance conditions were fixed by the Compensation Committee for that tranche on that date. The remaining performance-based RSUs do not have performance conditions as of November 16, 2015, but will have performance conditions determined in the future. The remaining performance RSUs will be reported in the year in which we determine performance conditions applicable to such tranche. Because the award is earned on an all-or-nothing basis, we have reported only the “Target” amount, which represents what would be earned if we achieved target performance over the performance period.

(6)	As described above under “Overview of Long-term Equity Incentives—Annual Equity Grant”, the Compensation Committee granted time-vested RSUs in 2015. These awards will vest 25% on June 3, 2016, 2017, 2018, and 2019, contingent on the executive’s continued service with the Company.

(7)	As described above under “Overview of Long-term Equity Incentives—Promotional Equity Grant”, the Compensation Committee awarded time-vested and performance-based stock options to Mr. Satriano in 2015 in connection with his promotion to Chief Executive Officer. The performance stock options will only be earned if we achieve Adjusted EBITDA metrics. The performance-based stock options are similar in all respects to the performance-based stock options granted in 2015 and are reported on the same basis as set forth in footnote 3 above. For the time-vested stock options, these awards will vest 25% on each of December 31, 2015, 2016, 2017 and 2018, contingent on the executive’s continued service with the Company.

(8)	We awarded performance stock options to each NEO in fiscal 2013. These performance stock options will only be earned if we achieve Adjusted EBITDA metrics over the performance periods for the performance-based stock options. Under relevant SEC reporting rules and FASB ASC 718, only the third 25% of the total number of performance-based stock options awarded in 2013 are considered granted in fiscal 2015 because the performance conditions were fixed by the Compensation Committee for that tranche on February 13, 2015. The remaining performance-based stock options do not have performance conditions as of February 13, 2015, but will have performance conditions determined in the future. The remaining performance-based stock options will be reported in the year in which we determine performance conditions applicable to such tranche. Because the award is earned on an all-or-nothing basis, we have reported only the “Target” amount, which represents what would be earned if we achieved target performance over the performance period.

(9)	We awarded performance-based RSUs to select NEOs in fiscal 2013. These performance-based RSUs will only be earned if we achieve Adjusted EBITDA metrics over the performance periods for the performance-based RSUs. Under relevant SEC reporting rules and FASB ASC 718, only the third 25% of the total number of performance-based RSUs awarded in 2013 are considered granted in fiscal 2015 because the performance conditions were fixed by the Compensation Committee for that tranche on February 13, 2015. The remaining performance-based RSUs do not have performance conditions as of February 13, 2015, but will have performance conditions determined in the future. The remaining performance-based RSUs will be reported in the year in which we determine performance conditions applicable to such tranche. Because the award is earned on an all-or-nothing basis, we have reported only the “Target” amount, which represents what would be earned if we achieved target performance over the performance period.

(10)	We awarded performance-based stock options to select NEOs in fiscal 2011. These performance-based stock options will only be earned if we achieve Adjusted EBITDA metrics over the performance periods for the performance-based stock options. Under relevant SEC reporting rules and FASB ASC 718, only the fifth 20% of the total number of performance-based stock options awarded in 2011 are considered granted in fiscal 2015 because the performance conditions were fixed by the Compensation Committee for that tranche on February 13, 2015. Because the award is earned on an all-or-nothing basis, we have reported only the “Target” amount, which represents what would be earned if we achieved target performance over the performance period.

(11)	Mr. Schuette forfeited the awards granted in 2015 when he separated from our Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on each NEO’s stock option, restricted stock and RSUs grants outstanding as of January 2, 2016:

Name	Number of securities underlying unexercised options Exercisable (#)		Number of securities underlying unexercised options Unexercisable (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested(1) ($)
Pietro Satriano			491,696	(2)	6.75	6/3/2025
	75,000	(3)	112,500	(3)	6.00	8/21/2025
	95,019	(4)	126,692	(4)	6.00	6/3/2023
	680,000				5.00	4/1/2021
							55,556	(5)	375,003
							7,814	(6)	52,745
							13,889	(7)	93,751
							7,814	(8)	52,745
Fareed A. Khan			122,925	(9)	6.75	6/3/2025
	187,500	(10)	31,250	(10)	6.00	10/1/2023
							13,889	(5)	93,751
							3,472	(7)	23,436
Juliette W. Pryor			98,340	(11)	6.75	6/3/2025
	76,014	(12)	101,352	(12)	6.00	6/3/2023
	30,000				5.00	5/27/2021
	150,000				5.00	11/16/2017
							11,112	(5)	75,006
							6,250	(6)	42,188
							2,778	(7)	18,752
							6,250	(13)	42,188
Keith D. Rohland			122,925	(9)	6.75	6/3/2025
	76,014	(12)	101,352	(12)	6.00	6/3/2023
	280,000				5.00	5/27/2021
							13,889	(5)	93,751
							6,250	(6)	42,188
							3,472	(7)	23,436
							6,250	(13)	42,188
Mark W. Scharbo			122,925	(9)	6.75	6/3/2025
	95,019	(14)	126,692	(14)	6.00	6/3/2023
	140,001	(16)	46,667	(16)	6.00	3/31/2023
							13,889	(5)	93,751
							7,814	(6)	52,745
							3,472	(7)	23,436
							7,814	(17)	52,745
John A. Lederer	380,070	(15)			6.00	6/3/2023
	555,556				4.50	12/20/2020
	3,333,336				4.50	9/8/2020

Stuart S. Schuette(18)

(1)	The aggregate dollar value is calculated using $6.75, the projected fair market value of the common stock on January 2, 2016 as determined by the Board of Directors.
(2)	These equity awards consist of 98,339 performance-based stock options and 393,357 time-based stock options and were granted on November 16, 2015. The 393,357 time-based stock options will vest 25% on June 3, 2016, 2017, 2018, and 2019 contingent on the executive’s continued service with the Company. 98,339 of the 393,357 performance-based stock options were granted and subsequently earned based on fiscal 2015 Adjusted EBITDA performance and will vest on June 3, 2016. The remaining 295,018 performance-based stock options which have been awarded, but not granted, can be earned in the remaining performance periods and are not reported in this table. For more information about how the awards can be earned, see “Overview of Long-Term Equity Incentives—Annual Equity Grant.”

(3)	These equity awards consist of 150,000 time-based stock options and 37,500 performance-based stock options and were granted on August 21, 2015. The 150,000 time-based stock options vest 25% on each of December 31, 2015, 2016, 2017 and 2018 contingent on the executive’s continued service with the Company and from the original grant 37,500 time-vested stock options vested on December 31, 2015. 37,500 of the 150,000 performance-based stock options were granted and subsequently earned based on fiscal 2015 Adjusted EBITDA performance and vested on December 31, 2015. The remaining 112,500 performance-based stock options which have been awarded, but not granted, can be earned in the remaining performance periods and are not reported in this table. For more information about how the awards can be earned, see “Overview of Long-Term Equity Incentives—Promotional Equity Grant.”
(4)	These equity awards consist of 126,692 performance-based stock options awarded on June 3, 2013 and 126,692 time-based stock options granted on June 3, 2013. 50% of the original grant of time-based stock options vested on the first (25%) and second (25%) anniversaries of the date of grant. The remaining time-based stock options will vest equally on the third (25%) and fourth (25%) anniversaries of the date of grant, contingent on the executive’s continued service with the Company. For the performance-based stock options, 25% of the award (31,873 stock options) was earned based on 2014 Adjusted EBITDA performance and vested on June 3, 2015, 25% of the award (31,873 stock options) was earned based on 2015 Adjusted EBITDA performance and will vest on June 3, 2016 and 25% of the award (31,873 stock options) was earned based on cumulative 2013-2015 Adjusted EBITDA performance and will vest on June 3, 2016. The remaining 25% of the performance-based stock options (31,873 stock options) which have been awarded, but not granted, can be earned in the remaining performance period and are not reported in this table.
(5)	These equity awards are time-based RSUs and were granted on November 16, 2015. These awards will vest 25% on June 3, 2016, 2017, 2018, and 2019, contingent on the executive’s continued service with the Company.
(6)	These equity awards are time-based RSUs and were granted on June 3, 2013. 50% of the original grant vested on the first (25%) and second (25%) anniversaries of the date of grant. The remaining RSUs will vest equally on the third (25%) and fourth (25%) anniversaries of the date of grant, contingent on the executive’s continued service with the Company.
(7)	These equity awards are performance-based RSUs and were granted on November 16, 2015. 25% of the award was earned based on 2015 Adjusted EBITDA performance and will vest on June 3, 2016. The remaining 75% of the award, which has been awarded but not granted, can be earned based on Adjusted EBITDA performance during the remaining performance periods and is not reported in this table. For more information about how the awards can be earned, see “Overview of Long-Term Equity Incentives—Annual Equity Grant.”
(8)	These equity awards are performance-based RSUs and were awarded on June 3, 2013. 25% of the award (3,907 RSUs) was earned based on 2014 Adjusted EBITDA performance and vested on June 3, 2015. 25% of the award (3,907 RSUs) was earned based on 2015 Adjusted EBITDA performance and will vest on June 3, 2016. 25% of the award (3,907 RSUs) was earned based on cumulative 2013-2015 Adjusted EBITDA performance and will vest on June 3, 2016. The remaining 25% of the award (3,907 RSUs) which have been awarded, but not granted, can be earned based on Adjusted EBITDA performance during the remaining performance period and is not reported in this table.
(9)	These equity awards consist of 24,585 performance-based stock options and 98,340 time-based stock options and were granted on November 16, 2015. The 98,340 time-based stock options will vest 25% on June 3, 2016, 2017, 2018, and 2019, contingent on the executive’s continued service with the Company. 24,585 of the 98,340 performance-based stock options were granted and subsequently earned based on fiscal 2015 Adjusted EBITDA performance and will vest on June 3, 2016. The remaining 73,755 performance-based stock options, which have been awarded but not been granted, can be earned in the remaining performance period and are not reported in this table. For more information about how the awards can be earned, see “Overview of Long-Term Equity Incentives—Annual Equity Grant.”
(10)

These equity awards consist of 125,000 time-based stock options granted on October 1, 2013 and 125,000 performance-based stock options awarded on October 1, 2013. 93,750 of the time-based stock options vested and the remaining 31,250 will vest on December 31, 2016, contingent on the executive’s continued service with the Company. 93,750 of the 125,000 performance-based stock options were earned based on cumulative fiscal 2013-2015, fiscal 2014 and fiscal 2015 Adjusted EBITDA performance. The remaining

31,250 performance-based stock options, which have been awarded and not granted, can be earned in the remaining performance period and are not reported in this table.
(11)	These equity awards consist of 19,668 performance-based stock options and 78,672 time-based stock options and were granted on November 16, 2015. The 78,672 time-based stock options will vest 25% on June 3, 2016, 2017, 2018, and 2019, contingent on the executive’s continued service with the Company. 19,668 of the 78,672 performance-based stock options were granted and earned based on fiscal 2015 Adjusted EBITDA performance and will vest on June 3, 2016. The remaining 59,004 performance-based stock options, which have been awarded but not granted, can be earned in the remaining performance periods and are not reported in this table. For more information about how the awards can be earned, see “Overview of Long-Term Equity Incentives—Annual Equity Grant.”
(12)	These equity awards consist of 101,352 performance-based stock options awarded on June 3, 2013 and 101,352 time-based stock options granted on June 3, 2013. 50% of the original grant of time-based stock options vested on the first (25%) and second (25%) anniversaries of the date of grant. The remaining time-based stock options will vest equally on the third (25%) and fourth (25%) anniversaries of the date of grant, contingent on the executive’s continued service with the Company. For the performance-based stock options, 25% of the award was earned based on 2014 Adjusted EBITDA performance and vested on June 3, 2015, 25% of the award was earned based on 2015 Adjusted EBITDA performance and will vest on June 3, 2016 and 25% of the award was earned based on cumulative 2013-2015 Adjusted EBITDA performance and will vest on June 3, 2016. The remaining 25% of the performance-based stock options, which have been awarded but not granted, can be earned in the remaining performance period and are not reported in this table.
(13)	These equity awards are performance-based RSUs and were awarded on June 3, 2013. 25% of the award (3,125 RSUs) was earned based on 2014 Adjusted EBITDA performance and vested on June 3, 2015. 25% of the award (3,125 RSUs) was earned based on 2015 Adjusted EBITDA performance and will vest on June 3, 2016. 25% of the grant (3,125 RSUs) was earned based on cumulative 2013-2015 Adjusted EBITDA performance and will vest on June 3, 2016. The remaining 25% of the award (3,125 RSUs) which have been awarded, but not granted, can be earned based on Adjusted EBITDA performance during the remaining performance period and are not reported in this table.
(14)	These equity awards consist of 126,692 performance-based stock options awarded on June 3, 2013 and 126,692 time-based stock options granted on June 3, 2013. 50% of the original grant of time-based stock options vested on the first (25%) and second (25%) anniversaries of the date of grant. The remaining time-based stock options will vest equally on the third (25%) and fourth (25%) anniversaries of the date of grant, contingent on the executive’s continued service with the Company. For the performance-based stock options, 25% of the award was earned based on 2014 Adjusted EBITDA performance and vested on June 3, 2015, 25% of the award was earned based on 2015 Adjusted EBITDA performance and will vest on June 3, 2016 and 25% of the award was earned based on cumulative 2013-2015 Adjusted EBITDA performance and will vest on June 3, 2016. The remaining 25% of the performance-based stock options which have been awarded but not granted, can be earned in the remaining performance period and are not reported in this table.
(15)	These equity awards consist of 506,760 performance-based stock options awarded on June 3, 2013 and 506,760 time-based stock options granted on June 3, 2013. 50% of the original grant of time-based stock options vested on the first (25%) and second (25%) anniversaries of the date of grant. For the performance-based stock options, 25% of the award was earned based on 2014 Adjusted EBITDA performance and vested on June 3, 2015. Mr Lederer forfeited all outstanding unvested awards when he ended his employment as an advisor of the company.

(16)	These equity awards consist of 116,668 time-based stock options granted on March 31, 2013 and 116,668 performance-based stock options awarded on March 31, 2013. 70,001 of the time-based stock options vested, 23,333 will vest on December 31, 2016 and 23,334 will vest on December 31, 2017, contingent on the executive’s continued service with the Company. 70,000 of the 116,668 performance-based stock options were earned based on cumulative fiscal 2013-2015, fiscal 2014 and fiscal 2015 Adjusted EBITDA performance. The remaining 46,667 performance-based stock options, which were awarded but not granted, can be earned in the remaining performance periods and are not reported in this table.
(17)	These equity awards are performance -based RSUs and were awarded on June 3, 2013. 25% of the award (3,907 RSUs) was earned based on 2014 Adjusted EBITDA performance and vested on June 3, 2015. 25% of the award (3,907 RSUs) was earned based on 2015 Adjusted EBITDA performance and will vest on June 3, 2016. 25% of the award (3,907 RSUs) was earned based on cumulative 2013-2015 Adjusted EBITDA performance and will vest on June 3, 2016. The remaining 25% of the award (3,907 RSUs), which were awarded but not granted, can be earned based on Adjusted EBITDA performance during the remaining performance period and are not reported in this table.
(18)	Mr. Schuette forfeited all outstanding unvested awards when he separated from the Company in 2015.

Option Exercises and Stock Vested

The following table provides information with respect to aggregate stock option exercises and the vesting of stock awards during fiscal 2015 for each of the NEOs.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)(1)	Value realized on vesting ($)(2)
Pietro Satriano			30,036	196,883
Fareed A. Khan			55,555	374,996
Juliette W. Pryor			14,250	91,500
Keith D. Rohland			6,250	37,500
Mark W. Scharbo			35,592	234,386
John A. Lederer			197,917	1,312,502
Stuart S. Schuette			7,814	46,884

(1)	These numbers include restricted shares that vested on December 31, 2015. The number of restricted shares that vested for each individual: Mr. Satriano, 22,222; Mr. Khan, 55,555; Ms. Pryor, 8,000; Mr. Rohland, 0; Mr. Scharbo, 27,778; Mr. Lederer, 166,667; and Mr. Schuette, 0.
(2)	The value realized upon vesting is calculated by multiplying the number of shares of stock that vested by the projected fair market value of the common stock on the vesting date.

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

50% joint and survivor annuity. Participants become vested in their benefit after completing five years of vesting service.

The only NEO eligible for a pension is Mr. Schuette, as detailed below:

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Stuart S. Schuette	US Foods, Inc. Defined Benefit Pension Plan	0.811	10,663	0

We calculated the present value of the accumulated pension plan benefits based upon an estimated discount rate of 4.85% for the US Foods, Inc. Defined Benefit Pension Plan, with a post-retirement mortality assumption based on the RP 2014 generational mortality table, adjusted to remove the projection from 2007 to 2014 using the MP-2014 projection scale, with the Society of Actuaries MP-2015 projection scale applied from 2007 forward.

Following are the estimated accrued benefits through fiscal 2015 for the pension plan. These annual amounts would be payable at the earliest unreduced age shown.

Name	Plan Name	Earliest Unreduced Retirement Age (#)	Expected Years of Payment (#)	Estimated Annual Benefit ($)
Stuart S. Schuette	US Foods, Inc. Defined Benefit Pension Plan	65	21	1,622

The US Foods, Inc. Defined Benefits Pension Plan, which is intended to be tax-qualified, is funded through an irrevocable tax-exempt master trust and covered approximately 19,000 eligible employees at the end of fiscal 2015. In general, a participant’s accrued benefit is equal to 1% times final average compensation times years of benefit service.

Benefits provided under any pension plan are based upon compensation up to a limit: $265,000 for calendar year 2015, under the Internal Revenue Code. In addition, annual benefits provided under the pension plans may not exceed a limit, $210,000 for calendar year 2015, under the Internal Revenue Code.

Potential Payments upon Termination, Change in Control or Public Offering

Severance Agreements

Each of our NEOs has entered into a severance agreement with the Company. Structured as “severance” agreements rather than “employment” agreements, these agreements outline additional compensation considerations in the event of (1) the executive’s termination by the Company other than for cause, and (2) termination by the executive with Good Reason (as defined under the relevant agreements, as discussed below under “Payments Upon Voluntary Termination”). The severance agreements are designed to provide standard protections to both the executive and to us and are viewed as a help to ensure continuity and an aid in retention.

These are the key terms of the severance agreements:

•	General Employment Terms. The covered executive is employed “at will.” The executive has agreed to provide 45 days notice of termination. The severance agreements are silent regarding compensation and benefits during the term. The severance agreements allow for automatic renewal for successive one-year periods, absent notice of non-renewal of at least 90 days prior to end of term.

•	Severance Triggers. The severance agreement is triggered in the event of (1) the covered executive’s termination by the Company other than for Cause, and (2) termination by the covered executive with Good Reason. Company notice of non-renewal of the severance agreement during the last 90 days of the term gives the covered executive the right to terminate with Good Reason.

•	Severance Benefits. If the covered executive signs a release, he or she will be entitled to severance benefits described below in “Voluntary Termination for Good Reason.”

•	Restrictions. For the applicable severance period (24 months for Mr. Lederer and Mr. Satriano, 18 months for the other NEOs), the covered executive cannot (1) compete in the foodservice distribution industry, (2) solicit any employees of the Company, and (3) disparage the Company in any way. Additionally, the covered executive cannot use Company confidential information at any time.

•	Clawback of Severance Benefits. The covered executive’s severance benefits will be “clawed back” if he or she violates the non-compete/non-solicit or in the event of a material financial restatement attributable to the covered executive’s fraud.

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

Impact of a Public Offering

A “Public Offering,” is defined in the management’s stockholders agreement as the sale of shares of the common stock to the public pursuant to a registration statement under the Securities Act which has been declared effective by the SEC (other than a registration statement on Form S-4, S-8 or any other similar form). A Public Offering would not accelerate the vesting of stock options, restricted stock, or RSUs unless the Sponsors have sold at least 35% of their aggregate investment and have achieved certain other financial milestones.

A Public Offering does not trigger severance benefits under the Severance Agreements with our NEOs.

Payments Upon Termination Due to Death or Permanent Disability

Under our equity award agreement, in the event of death or permanent disability, with respect to each NEO:

•	The portion of the time-based equity that would have become exercisable on the next scheduled vesting date if the NEO had remained employed with us through that date will become vested and exercisable.

•	The portion of the performance-based equity that would have become exercisable during the fiscal year in which the NEO’s employment ends, if the NEO had remained employed with us through that date, will remain outstanding through the date we determine whether the applicable performance targets are met for that fiscal year. If such performance targets are met, such portion of the performance-based equity will become exercisable on such performance-vesting determination date. Otherwise, such portion will be forfeited.

•	All otherwise unvested equity will be forfeited. Vested equity generally may be exercised (by the employee’s survivor in the case of death) for a period of one year from the service termination date, unless we purchase the vested equity in total at the fair market value of the shares underlying the vested equity and, in the case of stock options, less the aggregate exercise price of the vested stock options.

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

For purposes of the NEOs’ severance agreements, “permanent disability” shall be deemed to exist if the executive becomes eligible to receive long-term disability benefits under any long-term disability plan or program maintained by us for our employees.

Payments Upon Termination Due to Retirement

Retirement is not treated differently from any other voluntary termination without Good Reason under any of our plans or agreements for our NEOs. None of our NEOs qualified for retirement at January 2, 2016.

Payments Upon Voluntary Termination

Under the Severance Agreements with our NEOs, the payments to be made upon voluntary termination vary depending upon whether the NEO resigns with or without Good Reason, or after our failure to offer to renew, extend or replace his or her Severance Agreement under certain circumstances. Good Reason is deemed to exist in these cases:

•	There is a material diminution in title and/or duties, responsibilities or authority, including a change in reporting responsibilities

•	We change the geographic location of the NEO’s principal place of business to a location that is at least 50 miles away from the geographic location prior to the change

•	There is a willful failure or refusal by us to perform any material obligation under the Severance Agreement

•	There is a reduction in the NEO’s annual rate of base salary or annual bonus target percentage of base salary, other than a reduction which is part of a general cost reduction affecting at least 90% of the executives holding positions of comparable levels of responsibility, and which does not exceed 10% of the NEO’s annual base salary and target bonus percentage, in the aggregate, when combined with any such prior reductions

In case of any event described above, the NEO will have 90 days from the date the triggering event arises to provide written notice of the grounds for a Good Reason termination, and we will have 30 days to cure the claimed event. Resignation by the NEO following our cure, or before the expiration of the 30-day cure period, constitutes a voluntary resignation and not a termination for Good Reason.

Voluntary Termination with Good Reason

If any NEO resigns with Good Reason, all then unvested stock option grants, restricted stock grants and RSU grants held by that person will be forfeited.

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

Additionally, if the NEO (1) resigns with Good Reason or (2) resigns within 60 days of our failure to offer to renew, extend or replace his or her Severance Agreement before or at the end of the Severance Agreement’s term, then in each case the NEO will receive the following benefits after termination of employment, but contingent upon the execution and effectiveness of a release of certain claims against us and our affiliates in the form attached to the Severance Agreement:

•	All accrued but unpaid base salary through the date of the NEO’s termination of active employment

•	Current year Annual Incentive Plan award pro-rated to the date of the NEO’s termination of active employment and based on actual performance of the current year Annual Incentive Plan

•	Continuation of base salary, as in effect immediately before the termination, for 18 months (24 months in the case for Mr. Lederer and Mr. Satriano) payable in accordance with our normal payroll cycle and procedures (lump sum payment in the case for Mr. Lederer and Mr. Satriano)

•	Fixed bonus paid in equal installments for 18 months (24 months in the case for Mr. Lederer and Mr. Satriano) based on the two-year average attainment of Annual Incentive Plan performance applied to the NEO’s current Annual Incentive Plan target and base salary amounts, multiplied by 1 1/2 (multiplied by 2 in the case of Mr. Lederer and Mr. Satriano)

•	Continuation of medical and dental coverage through COBRA, paid for the NEO and his or her covered dependents (with tax gross-up) for 18 months (lump sum payment equal to 24 months in the case for Mr. Lederer and Mr. Satriano)

•	Lump sum payment for unused vacation accrued during the calendar year of the NEO’s Executive Officer’s termination

•	12 months of career transition and outplacement services

•	Tax gross-up if payments trigger excess parachute payment excise tax.

During the time-period in which the NEO is receiving benefits under the Severance Agreement, the NEO cannot do the following:

•	Compete in the foodservice distribution industry, for purposes of the Severance Agreement, “competition” means becoming directly or indirectly involved with an entity located in the United States that competes directly or indirectly with us

•	Solicit to hire any of our employees

•	Make any statements that disparage or defame us in any way

Additionally, the NEO must maintain the confidentiality of, and refrain from disclosing or using, our (1) trade secrets for any period of time as the information remains a trade secret under applicable law, and (2) confidential information at all times.

The NEO’s severance benefits will be recovered, and any unpaid benefits will be forfeited if the person violates the non-compete/non-solicit, or in the event of a material financial restatement attributable to the NEO’s fraud.

Voluntary Termination Without Good Reason

If the NEO resigns without Good Reason, he or she will forfeit all unvested equity grants. The NEO will be paid all (1) accrued but unpaid base salary and (2) accrued but unused vacation through the date of the NEO’s termination of active employment.

Payment Upon Involuntary Termination

The payments to be made to a NEO upon involuntary termination vary depending upon whether the termination is with or without “cause.” Cause is deemed to exist in these cases:

•	We determine in good faith and following a reasonable investigation that the NEO has committed fraud, theft or embezzlement from us

•	The NEO pleads guilty or nolo contendere to, or is convicted of, any felony or other crime involving moral turpitude, fraud, theft or embezzlement

•	The NEO willfully fails or refuses to perform any material obligation under his or her Severance Agreement, or to carry out the reasonable directives of his or her supervisor (or the Board in the case for Mr. Satriano), and the NEO fails to cure the same within a period of 30 days after written notice of such failure is provided

•	The NEO has engaged in on-the-job conduct that violates our written Code of Ethics or Company policies, and which is materially detrimental to us

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

Payments After a Change in Control

For purposes of equity treatment and treatment under our Severance Agreements, a “Change in Control” means, in one or a series of transactions:

•	The sale of all or substantially all of our assets to any person, or group of persons acting in concert, other than to (x) the Sponsors or their affiliates or (y) any employee benefit plan maintained by us or our affiliates

•	A sale by us, our Sponsors or any of their respective affiliates to a person, or group of persons acting in concert, of the common stock, or a merger, consolidation or similar transaction involving us that results in more than 50% of the common stock being held by a person or group of persons acting in concert that does not include an affiliated person

•	Which results in the Sponsors and their affiliates ceasing to hold the ability to elect a majority of the members of the Board of Directors

A Change in Control, by itself, does not trigger any severance provision applicable to our NEOs, except for the provisions related to long-term equity incentives under our 2007 Stock Incentive Plan. The Severance Agreements covering our NEOs are a binding obligation of ours and any successor of ours.

In the event of a Change in Control of our Company, the Compensation Committee will have the authority to vest outstanding equity awards, and/or provide for the cancellation in exchange for cash or substitution of outstanding equity awards under the plan, regardless of whether the NEO’s employment ends and regardless of how vesting would otherwise be treated under the 2007 Stock Incentive Plan.

Under the 2007 Stock Incentive Plan:

(1)	All time-vested equity will vest and become immediately exercisable on 100% of the shares subject to such equity immediately prior to a Change in Control

(2)	All performance-vested equity will vest and become immediately exercisable on 100% of the shares subject to such equity immediately prior to a Change in Control if, as a result of the Change in Control, a) our Sponsors achieve an Investor internal rate of return of at least 20% of their aggregate investment and b) our Sponsors earn an investor return of at least 3.0 times the base price of their aggregate investment

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

Potential Payments Upon Termination or Change in Control Tables

The tables below reflect potential payments to each of our NEOs in various terminations and change in control scenarios. This is based on compensation, benefit, and equity levels in effect on, and assuming the scenario will be effective as of, January 2, 2016.

For stock valuations in the following tables, we have used the fair market value price of the common stock as of January 2, 2016 as determined by the Board of Directors. The tables report only amounts that are increased, accelerated or otherwise paid or owed as a result of the applicable scenario. The table assumes that all performance-based stock options will vest as a result of the applicable scenario. As a result, this excludes stock options, restricted stock and restricted stock units that had vested on the employment termination date independent of the applicable scenario.

The tables also exclude any amounts that are available generally to all salaried employees and do not discriminate in favor of our NEOs. The amounts shown are merely estimates. We cannot determine actual amounts to be paid until a termination or change in control scenario occurs.

Pietro Satriano

President and Chief Executive Officer

	Voluntary Termination		Total and Permanent Disability or Death	Involuntary Termination
Executive Benefits and Payments Upon Termination	Good Reason	Retirement(1)		For Cause	Not For Cause	Change in Control
Compensation
Severance(2)	1,800,000	—	—	—	1,800,000	—
Annual Incentive(3)	2,408,153	—	—	—	2,408,153	—
Long-term Incentives
Stock Options (Unvested and Accelerated or Continued Vesting)(4)	—	—	71,264	—	—	287,524
Restricted Stock and Restricted Stock Units (Unvested and Acclerated or Continued Vesting)(5)	—	—	266,603	—	—	881,867
Benefits and Perquisites
Life Insurance Payment(6)	—	—	—	—	—	—
LTD Insurance Payment(7)	—	—	1,344,000	—	—	—
Health and Welfare Benefits Continuation(8)	35,939	—	—	—	35,939	—
Excise Tax Gross Up	—	—	—		—	—

TOTAL	4,244,092	—	1,681,867	—	4,244,092	1,169,391

Fareed Khan

Chief Financial Officer

	Voluntary Termination		Total and Permanent Disability or Death	Involuntary Termination
Executive Benefits and Payments Upon Termination	Good Reason	Retirement(1)		For Cause	Not For Cause	Change in Control
Compensation
Severance(9)	900,000	—	—	—	900,000	—
Annual Incentive(10)	722,446	—	—	—	722,446	—
Long-term Incentives
Stock Options (Unvested and Accelerated or Continued Vesting)(4)	—	—	70,313	—	—	46,875
Restricted Stock and Restricted Stock Units (Unvested and Acclerated or Continued Vesting)(5)	—	—	46,875	—	—	187,502
Benefits and Perquisites
Life Insurance Payment(6)	—	—	—	—	—	—
LTD Insurance Payment(7)	—	—	1,600,000	—	—	—
Health and Welfare Benefits Continuation(8)	24,902	—	—	—	24,902	—
Excise Tax Gross Up	—	—	—		—	—

TOTAL	1,647,348	—	1,717,188	—	1,647,348	234,377

Keith Rohland

Chief Information Officer

	Voluntary Termination		Total and Permanent Disability or Death	Involuntary Termination
Executive Benefits and Payments Upon Termination	Good Reason	Retirement(1)		For Cause	Not For Cause	Change in Control
Compensation
Severance(9)	712,500	—	—	—	712,500	—
Annual Incentive(10)	571,936	—	—	—	571,936	—
Long-term Incentives
Stock Options (Unvested and Accelerated or Continued Vesting)(4)	—	—	57,011	—	—	95,018
Restricted Stock and Restricted Stock Units (Unvested and Acclerated or Continued Vesting)(5)	—	—	110,157	—	—	292,970
Benefits and Perquisites
Life Insurance Payment(6)	—	—	—	—	—	—
LTD Insurance Payment(7)	—	—	1,808,000	—	—	—
Health and Welfare Benefits Continuation(8)	16,424	—	—	—	16,424	—
Excise Tax Gross Up	—	—	—		—	—

TOTAL	1,300,860	—	1,975,167	—	1,300,860	387,988

Juliette Pryor

EVP, General Counsel, and Chief Ethics Officer

	Voluntary Termination		Total and Permanent Disability or Death	Involuntary Termination
Executive Benefits and Payments Upon Termination	Good Reason	Retirement(1)		For Cause	Not For Cause	Change in Control
Compensation
Severance(9)	825,000	—	—	—	825,000	—
Annual Incentive(10)	662,242	—	—	—	662,242	—
Long-term Incentives
Stock Options (Unvested and Accelerated or Continued Vesting)(4)	—	—	57,011	—	—	95,018
Restricted Stock and Restricted Stock Units (Unvested and Acclerated or Continued Vesting)(5)	—	—	100,784	—	—	255,481
Benefits and Perquisites
Life Insurance Payment(6)	—	—	—	—	—	—
LTD Insurance Payment(7)	—	—	1,536,000	—	—	—
Health and Welfare Benefits Continuation(8)	26,954	—	—	—	26,954	—
Excise Tax Gross Up	—	—	—		—	—

TOTAL	1,514,196	—	1,693,795	—	1,514,196	350,498

Mark Scharbo

Chief Supply Chain Officer

	Voluntary Termination		Total and Permanent Disability or Death	Involuntary Termination
Executive Benefits and Payments Upon Termination	Good Reason	Retirement(1)		For Cause	Not For Cause	Change in Control
Compensation
Severance(9)	712,500	—	—	—	712,500	—
Annual Incentive(10)	571,936	—	—	—	571,936	—
Long-term Incentives
Stock Options (Unvested and Accelerated or Continued Vesting)(4)	—	—	71,264	—	—	118,774
Restricted Stock and Restricted Stock Units (Unvested and Acclerated or Continued Vesting)(5)	—	—	125,977	—	—	319,363
Benefits and Perquisites
Life Insurance Payment(6)	—	—	—	—	—	—
LTD Insurance Payment(7)	—	—	1,400,000	—	—	—
Health and Welfare Benefits Continuation(8)	26,954	—	—	—	26,954	—
Excise Tax Gross Up	—	—	—		—	—

TOTAL	1,311,390	—	1,597,241	—	1,311,390	438,137

(1)	None of the NEOs were eligible for retirement as of January 2, 2016.
(2)	Assuming that Mr. Satriano executes (and does not later revoke) a Release Agreement, the amount of severance payment for Mr. Satriano is equal to twenty four months of his annual base salary and shall be paid in equal installments over the period of twenty four months. In the event Mr. Satriano’s termination of employment falls within twenty four months following a Change in Control, the severance amount shall be paid in a lump sum on the sixtieth day after the date of termination assuming Mr. Satriano executes (and does not later revoke) a Release Agreement. This amount does not include the value of any outplacement benefit.
(3)	This amount is in addition to the fiscal 2015 Annual Incentive Award. Subject to execution (without revocation) of the Release Agreement, this amount shall equal the product of: (A) the NEO’s average target achievement, which is calculated as the sum of the NEO’s target bonus percentage actually earned by the executive pursuant to the employer’s annual incentive program for each of the two most recently completed calendar years for which annual cash bonus earnings have been finally determined under such program as of the date of termination divided by two; (B) the NEO’s current target bonus percentage, multiplied by (C) the NEO’s current Annual Base salary, multiplied by (D) two. Such amount shall be paid in equal installments over a period of twenty four months. In the event Mr. Satriano’s termination of employment falls within twenty four months following a Change in Control, this amount will be paid in a lump sum on the on the sixtieth day after the date of termination assuming Mr. Satriano executes (and does not later revoke) a Release Agreement.
(4)	The amounts shown include the difference between the exercise prices of the unvested options that would accelerate due to a Change in Control and the projected fair market value of the common stock on January 2, 2016, multiplied by the number of such options outstanding. This value is calculated based on the assumption that the Investors achieve Liquidity on the entire Aggregate Investment, thus the outstanding performance options vest.
(5)	These amounts reflect the outstanding RSUs that would vest upon a change in control multiplied the projected fair market value of the common stock on January 2, 2016.

(6)	No NEO has basic and supplemental life insurance coverage (company provided or purchased) beyond the $1.5 million maximum benefit amount for employees (excluding executive officers or region presidents).
(7)	Each NEO who has elected Long Term Disability Insurance coverage would exceed the monthly maximum benefit amount of $20,000 under the Executive Long Term Disability plan. Thus, this amount is reflective of the difference between the maximum benefit amounts between the Long Term Disability plan and the Executive Long Term Disability plan ($8,000) multiplied the number of months until retirement age under the Social Security Act, where retirement depends on the year of birth.
(8)	Assuming the NEO elects to enroll in COBRA for medical and dental coverage, this amount includes the estimated grossed up lump sum payment to be paid to the NEO under the severance agreement to cover the COBRA premiums for 24 months for Mr. Satriano and 18 months for the other NEOs, who currently have our medical and/or dental insurance. These amounts assume that the NEOs do not have unused vacation.
(9)	Assuming the NEO executes (and does not later revoke) a Release Agreement, the amount of severance is equal to eighteen months of the respective annual base salary and shall be paid in equal installments over the period of eighteen months. This amount does not include the value of outplacement benefits.
(10)	This amount is in addition to the 2015 Annual Incentive Award. Subject to execution (without revocation) of the Release Agreement, this amount shall equal the product of: (A) the executive’s average target achievement, which is calculated as the sum of the executive’s target bonus percentage actually earned by the executive pursuant to the employer’s annual incentive program for each of the two most recently completed calendar years for which annual cash bonus earnings have been finally determined under such program as of the date of termination divided by two; (B) the executive’s current target bonus percentage, multiplied by (C) the executive’s current Annual Base salary, multiplied by (D) one and one- half. Such amount shall be paid in equal installments over a period of eighteen months.

Executive Compensation Recoupment Policy

While no official policy exists, in the event of a restatement of our financial results, other than a restatement due to a change in accounting policy, the Compensation Committee intends to review all incentive payments made to Annual Incentive Plan participants, including our NEOs, within the 36-month period prior to the restatement that were made on the basis of having met or exceeded specific performance targets in Annual Incentive Plan awards or equity incentive grants.

If the incentive payments would have been lower had they been calculated based on the restated results, the Compensation Committee intends, to the extent permitted by applicable law, to seek to recoup any excess payments for the benefit of us. The Compensation Committee anticipates that future Annual Incentive Plan awards and equity incentive grants will contain a contractual provision binding the grantee to this recovery right.

The Compensation Committee has the sole discretion, subject to applicable law, to determine the form and timing of the recoupment. This may include repayment from the Annual Incentive Plan participant and/or equity incentive grant participant, or an adjustment to the payout of a future incentive award.

Tax Impact on Compensation

Income Deduction Limitations (Section 162(m) of the Internal Revenue Code)

Section 162(m) of the Internal Revenue Code, which applies to any publicly held corporation, generally sets a limit of $1 million on the amount of non-performance-based compensation that companies may deduct for federal income tax purposes in any given year, with respect to the compensation of each of the NEOs other than the Chief Financial Officer. Because neither our parent nor we have publicly-held equity, we are not yet subject to Section 162(m). Going forward, we will continue to consider the impact of Section 162(m).

Section 409A of the Internal Revenue Code

Section 409A of the Internal Revenue Code deals specifically with the taxation of non-qualified deferred compensation arrangements. We designed all of our executive benefit plans, including our Severance Agreements and the 2007 Stock Incentive Plan, so they are exempt from, or otherwise comply with, the requirements of Section 409A of the Internal Revenue Code.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Nathaniel H. Taylor, John Compton, and Richard Schnall. The Compensation Committee is responsible for overseeing our executive compensation. No compensation committee interlock relationship existed in 2015.

Director Compensation

See “Management” for information about the compensation of our directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Beneficial Ownership

The following table sets forth information as of January 2, 2016, with respect to the beneficial ownership of the common stock of US Foods, Inc.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of the security. A person is also deemed a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be acquired this way are deemed to be outstanding for purposes of computing a person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities to which that person has no economic interest. As of January 2, 2016, there were 1,000 shares US Foods, Inc. common stock outstanding.

The beneficial owner listed has sole voting and investment power for the indicated shares of common stock. The address for our beneficial owner is US Foods Holding Corp., Inc., 9399 W. Higgins Road, Suite 500, Rosemont, IL 60018.

Name and Address of Beneficial Holder(1)	Number	Percent
US Foods Holding Corp.	1,000	100%
Directors and Named Executive Officers
John C. Compton	—	—
Kenneth A. Giuriceo	—	—
Fareed Khan	—	—
John A. Lederer	—	—
Vishal Patel	—	—
Juliette Pryor	—	—
Keith Rohland	—	—
Pietro Satriano	—	—
Mark W. Scharbo,	—	—
Richard J. Schnall	—	—
Stuart Schuette	—	—
Nathaniel H. Taylor	—	—
All directors and executive officers as a group (16 people)	—	—

*	less than 1%

The Sponsors beneficially own over 98% of our parent company, US Foods Holding Corp., and have the ability to elect all of the members of the Board of Directors of our parent company and thereby control our policies and operations.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Neither USF nor its parent company, US Foods, are listed on a national securities exchange, and therefore they are not subject to the director independence requirements of any such exchange. Neither our organizational documents nor those of US Foods require that a majority of the directors of such company be independent directors.

Investment funds associated with or managed by the Sponsors currently beneficially own, in the aggregate, a majority of the outstanding shares of US Foods’ common stock. These funds are party to a stockholders agreement pursuant to which each of the funds has agreed to vote in favor of the other funds’ nominees to US Foods’ board of directors. Therefore, the Sponsors control US Foods’ and, through their control of US Foods’ board of directors, indirectly control our board of directors and as a result control our management and policies. All of the directors of US Foods were appointed pursuant to the terms of the stockholders agreement and are employed by USF or the Sponsors. As such, the directors of US Foods would not be considered “independent” as defined in the federal securities laws or the rules of the New York Stock Exchange or the Nasdaq Stock Market.

Stockholders Agreement

Our parent is currently party to a stockholders agreement (the “Stockholders Agreement”) with the Sponsors. The Stockholders Agreement contains, among other things, agreements with respect to the election of our parent’s directors. Currently, the directors include three designees of CD&R (one of whom shall serve as the chairman) and three designees of KKR. The Stockholders Agreement currently provides for our Chief Executive Officer (as well as any successor Chief Executive Officer) to be a member of our parent’s board of directors, who shall be designated jointly by the Sponsors. The Stockholders Agreement grants to the Sponsors special governance rights, for so long as the applicable Sponsor maintains certain specified minimum levels of shareholdings in our parent, including rights of approval over certain corporate and other transactions, and certain rights regarding the appointment and removal of our Chief Executive Officer. Additionally, the Stockholders Agreement, as currently in effect, grants to the Sponsors preemptive rights with respect to certain issuances of our equity securities and equity securities of our subsidiaries, subject to certain exceptions, and contains tag-along rights and rights of first offer.

In addition, all of our parent’s executive officers and certain of our other employees have entered into agreements with us and the Sponsors in connection with their purchase of shares our common stock and receipt of equity awards under the 2007 Stock Incentive Plan. Such agreements include management stockholder’s agreements, sale and participation agreements, and subscription agreements, under which our executives and employees purchased our common stock (and were granted additional equity awards to acquire our common stock). These agreements contain, among other things, restrictions on the transfer of our shares of common stock, rights to resell shares of our common stock and options back to us in certain circumstances, rights of the Company to repurchase shares of our common stock and options in certain circumstances, limited “piggyback” registration rights, tag-along rights, drag-along rights, and rights of first offer.

Registration Rights Agreements

Our parent is currently a party to a registration rights agreement (the “Registration Rights Agreement”) with the Sponsors holding substantially all of the shares of our common stock. The Registration Rights Agreement grants to the Sponsors the right to cause our parent, at its own expense, to use its reasonable best efforts to register shares of our parent held by the Sponsors for public resale, subject to certain limitations. In the event our parent registers any of its common stock following an initial public offering, the Sponsors also have the right to require our parent to use its best efforts to include shares of its common stock held by them, subject to certain limitations, including as determined by the underwriters. The Registration Rights Agreement also provides for our parent to indemnify the Sponsors party to such agreement and their affiliates for certain misstatements, omissions, and violations of securities laws in connection with the registration of its common stock.

Consulting Agreements

We and our parent are currently a party to the Consulting Agreements with each of the Sponsors, pursuant to which each Sponsor provides us and our parent with ongoing consulting and management advisory services and receives fees and reimbursements of related out-of-pocket expenses. Under these agreements, we paid consulting fees, in the aggregate to both Sponsors, of $10 million in each of the fiscal years 2015, 2014, and 2013. The Consulting Agreements also provide that each Sponsor may receive additional fees in connection with certain financing and acquisition or disposition transactions.

Indemnification Agreements

Our parent is a party to indemnification agreements with each of the Sponsors, pursuant to which our parent indemnifies such Sponsors, and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of the Consulting Agreements described above under “—Consulting Agreements” and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings.

Financing Arrangements with Related Parties

In January 2013, we repurchased $355 million in aggregate principal amount of Senior Subordinated Notes from an affiliate of CD&R, at a price equal to 105.625% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest to the purchase date. The repurchase was funded through net proceeds from the issuance of Senior Notes

In fiscal 2013, we made payments to KKR Capital Markets LLC, an affiliate of KKR, of $1.8 million for services rendered in connection with certain debt refinancing transactions. KKR Corporate Lending LLC, an affiliate of KKR Capital Markets LLC, was previously a participating lender under the ABL Facility and, in fiscal 2013, received interest payments of approximately $0.3 million.

In February 2015, we repurchased $2 million of aggregate principal amount of Senior Notes held by KKR.

Relationship with KKR Credit

Since 2013, investment vehicles advised by KKR were participating lenders under our Amended 2011 Term Loan and, as of January 2, 2016, had received aggregate principal payments of $70 million and interest payments and consent, amendment or extension fees of $43 million. Since 2013, investment funds or accounts managed or advised by KKR were also holders of Senior Notes and, as of January 2, 2016, had received interest payments of $3 million. As of January 2, 2016, entities affiliated with KKR and investment funds or accounts managed or advised by KKR held a portion of the Senior Notes and the Amended 2011 Term Loan.

Relationship with KKR Capstone.

We have utilized and may continue to utilize KKR Capstone Americas LLC and/or its affiliates (“KKR Capstone”), a consulting company that works exclusively with KKR’s portfolio companies, for consulting services, and have paid to KKR Capstone related fees and expenses. KKR Capstone is not a subsidiary or affiliate of KKR. KKR Capstone operates under several consulting agreements with KKR and uses the “KKR” name under license from KKR.

Transactions with Other Related Parties

In connection with our business, we procure products from thousands of suppliers, some of which may be affiliated with the Sponsors. We estimate that we purchased food products from a former-affiliate of a Sponsor, while we were owned by the Sponsor, for approximately $12 million in fiscal 2013. Management believes these transactions were conducted on an arm’s-length basis at prices that an unrelated third party would have paid for such products.

Policy and Procedures For Reviewing Related Party Transactions

We have not formally adopted a written policy and procedure governing the review, approval or ratification of related party transactions.

Item 14.	Principal Accounting Fees and Services

The board selected Deloitte & Touche, LLP, as our independent auditors for 2015. The Audit Committee pre-approves all auditing services and non-audit services to be provided by our independent auditors.

With respect to fiscal years 2015 and fiscal 2014, the aggregate fees billed by Deloitte & Touche LLP, as applicable, were as follows:

	2015	2014
Audit fees(1)	$3,626,200	$2,833,350
Audit related fees(1)	103,739	96,540
Tax fees(2)	369,483	280,500
All other fees	35,000	30,000

	$4,134,422	$3,240,390

(1)	Fiscal 2015 and fiscal 2014, audit fees included fees billed by Deloitte & Touche, LLP for the audit of the Company’s consolidated financial statements and the review of the Company’s interim consolidated financial statements. Fiscal 2015, audit fees also included fees billed in connection with the audit of the consolidated financial statements of our parent, US Foods Holding Corp. and its registration statement on Form S-1. Fiscal 2015 and 2014 audit fees also include fees related to the audit of our parent company consolidated financial statements and certain assets in connection with the terminated agreement to merge with Sysco Corporation.
(2)	For fiscal 2015 and 2014, tax fees consisted of a variety of tax consultation services.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements:

The following financial statements of USF, Inc. and subsidiaries are included in Item 8:

2.	Financial Statement Schedules

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

US FOODS, INC. (Registrant)

By:	/s/ PIETRO SATRIANO
Name:	Pietro Satriano
Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PIETRO SATRIANO Pietro Satriano	President and Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2016

/s/ FAREED KHAN Fareed Khan	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 1, 2016

/s/ JULIETTE W. PRYOR Juliette W. Pryor	Director	April 1, 2016

Exhibits

Exhibit Number	Document Description

3.1.1	Restated Articles of Incorporation of US Foods, Inc. (f/k/a U.S. Foodservice, Inc. f/k/a JP Foodservice Distributors, Inc.), incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.1.2	Certificate of Amendment of Certificate of Incorporation of US Foods, Inc. (f/k/a U.S. Foodservice, Inc. f/k/a JP Foodservice Distributors, Inc.) with respect to the name change from JB Foodservice Distributors, Inc. to U.S. Foodservice, Inc., incorporated herein by reference to Exhibit 3.1.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.1.3	Certificate of Amendment of Certificate of Incorporation of US Foods, Inc. (f/k/a U.S. Foodservice, Inc.) with respect to the name change from U.S. Foodservice, Inc. to US Foods, Inc., incorporated herein by reference to Exhibit 3.1.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.2	Amended and Restated By-Laws of US Foods, Inc., incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.3	Articles of Formation of E&H Distributing, LLC, incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.4	Limited Liability Company Agreement of E&H Distributing, LLC, incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.5	Amended and Restated Certificate of Incorporation of Trans-Porte, Inc., incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.6	Amended and Restated By-Laws of Trans-Porte, Inc., incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.7.1	Certificate of Formation of Great North Imports, LLC (f/k/a USF NDG, LLC), incorporated herein by reference to Exhibit 3.7.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.7.2	Certificate of Amendment to the Certificate of Formation of Great North Imports, LLC (f/k/a USF NDG, LLC), incorporated herein by reference to Exhibit 3.7.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.8	Amended and Restated Limited Liability Company Agreement of Great North Imports, LLC (f/k/a USF NDG, LLC), incorporated herein by reference to Exhibit 3.8 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.9.1	Certificate of Formation of US Foods Culinary Equipment & Supplies, LLC (f/k/a Next Day Gourmet, LLC), incorporated herein by reference to Exhibit 3.9.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.9.2	Certificate of Amendment to the Certificate of Formation of US Foods Culinary Equipment & Supplies, LLC (f/k/a Next Day Gourmet, LLC), incorporated herein by reference to Exhibit 3.9.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

3.10	Amended and Restated Limited Liability Company Agreement of US Foods Culinary Equipment & Supplies, LLC (f/k/a Next Day Gourmet, LLC), incorporated herein by reference to Exhibit 3.10 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.1.1	Indenture, dated as of May 11, 2011, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.1.2	First Supplemental Indenture, dated December 6, 2012, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

Exhibit Number	Document Description

4.1.3	Second Supplemental Indenture, dated December 27, 2012, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.1.4	Third Supplemental Indenture, dated January 16, 2013, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1.4 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed February 8, 2013.

4.1.5	Fourth Supplemental Indenture, dated as of December 19, 2013, among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as Issuer, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (f/k/a Wilmington FSB), as Trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed December 19, 2013.

4.2	Exchange and Registration Rights Agreement, dated as of May 11, 2011, by and among US Foods, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc., as the representative of the initial purchasers, incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.3	Exchange and Registration Rights Agreement, dated as of December 6, 2012, by and among US Foods, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc., as the representative of the initial purchasers, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.4	Exchange and Registration Rights Agreement, dated as of December 27, 2012, by and among US Foods, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc., as the representative of the initial purchasers, incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

4.5	Exchange and Registration Rights Agreement, dated as of January 16, 2013, by and among US Foods, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc., as the representative of the initial purchasers, incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed February 8, 2013.

4.6	Form of 8.5% Senior Notes due 2019 (included in Exhibit 4.1.1).

10.1	Stockholders Agreement of USF Holding Corp., dated as of July 3, 2007, among USF Holding Corp., US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), and each of the stockholders whose name appears on the signature pages thereof or who subsequently becomes a stockholder thereby, incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.2§	Letter Agreement, dated as of November 23, 2009, amending and restating Original Consulting Agreement among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.) and Kohlberg Kravis Roberts & Co. L.P., incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.3§	Letter Agreement, dated as of November 23, 2009, amending and restating Original Consulting Agreement among US Foods, Inc. (f/k/a U.S. Foodservice, Inc.) and Clayton, Dubilier & Rice, LLC (successor in interest to Clayton, Dubilier & Rice, Inc.), incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.4	Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among USF Holding Corp., US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), KKR 2006 Fund, L.P., KKR PEI Investments, L.P., KKR Partners III L.P., OPERF Co-Investment LLC, and Kohlberg Kravis Roberts & Co. L.P., incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.5	Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among USF Holding Corp., US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CD&R Parallel Fund VII, L.P., CDR USF Co-Investor No. 2, L.P., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice, LLC and Clayton, Dubilier & Rice Holdings, L.P., incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

Exhibit Number	Document Description

10.6	Indemnification Priority and Information Sharing Agreement, dated as of April 15, 2010, among the funds managed by Clayton, Dubilier & Rice, LLC, set forth on Annex 1, Clayton, Dubilier & Rice Holdings, L.P., Clayton, Dubilier & Rice, Inc. and US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.7	Indemnification Priority and Information Sharing Agreement, dated as of April 15, 2010, among the funds managed by Kohlberg Kravis Roberts & Co. L.P., KKR, and US Foods, Inc. (f/k/a U.S. Foodservice Inc.), incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.8§	Form of Management Stockholder’s Agreement, incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.9	Form of Sale Participation Agreement, incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.10§	Form of Subscription Agreement, incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.11§	Annual Incentive Plan of US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.12§	2007 Stock Incentive Plan of US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.13§	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.14§	Form of 2012 Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.15§	Form of Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.16§	2013 Annual Incentive Plan of US Foods, Inc., incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed March 15, 2013.

10.17§	Severance Agreement, dated September 21, 2010, by and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and John A. Lederer, incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.18§	Severance Agreement, dated August 10, 2009, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and Stuart Schuette, incorporated herein by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.19§	Severance Agreement, dated April 1, 2011, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and Pietro Satriano, incorporated herein by reference to Exhibit 10.20 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.20§	Second Amendment to Severance Agreement, effective July 13, 2015 by and between US Foods, Inc. and Pietro Satriano, incorporated herein by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed August 11, 2015.

10.21§

Severance Agreement, dated June 12, 2009, by and between and between US Foods, Inc. (f/k/a U.S. Foodservice Inc.) and David Esler, incorporated herein by reference to Exhibit 10.21 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.22	ABL Credit Agreement (Senior ABL Facility), dated October 20, 2015, among US Foods, Inc. as the Parent Borrower, the several Lenders from time to time party thereto, CitiBank, N.A. as Administrative Agent and Collateral Lender, and Citicorp North America, Inc., as ABL Collateral Agent, incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed October 26, 2015.

Exhibit Number	Document Description

10.23	ABL Guarantee and Collateral Agreement, dated as of July 3, 2007, made by US Foods, Inc. (f/k/a U.S. Foodservice, Inc.), as the Parent Borrower and the several Subsidiary Borrowers signatory thereto, in favor of Citicorp North America, Inc., as Administrative Agent and as ABL Collateral Agent, incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.24	Credit Agreement (2011 Term Facility), dated May 11, 2011, among US Foods, Inc. (f/k/a/ U.S. Foodservice, Inc.), as the Borrower, the several Lenders from time to time party thereto, and Citicorp North America, Inc., as Administrative Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.25	First Amendment, dated as of June 7, 2013, to the 2011 Term Facility, among US Foods, Inc., as the Borrower, the other Loan Parties thereto, Citicorp North America, Inc., as administrative agent and collateral agent and the Lenders and other financial institutions party thereto, incorporated by reference to Exhibit 28.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-189142) of US Foods, Inc. filed July 12, 2013.

10.26	Guarantee and Collateral Agreement, dated as of May 11, 2011, among U.S. Foods, Inc. (f/k/a/ U.S. Foodservice, Inc.), as Borrower and certain of its Subsidiaries in favor of Citicorp North America, Inc., as Administrative Agent and as Term Collateral Agent, incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-4 (File No. 333-185732) of US Foods, Inc. filed December 28, 2012.

10.27§	2007 Stock Incentive Plan for Key Employees of USF Holdings Corp. as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.

10.28§	Form of Management Stockholder’s Agreement, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.

10.29§	Form of Sale Participation Agreement, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.

10.30§	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.

10.31§	Form of Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.

10.32§	Form of Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed May 30, 2013.

10.33§	Offer letter, dated August 15, 2013, by and between Fareed A. Kahn and US Foods, Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-185732) of US Foods, Inc. filed November 7, 2013.

10.34§	Restricted Stock Unit Agreement, dated as of October 1, 2013, by and between John A. Lederer and US Foods, Inc., incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.

10.35§	Severance Agreement, dated September 26, 2013 by and between US Foods, Inc. and Fareed A. Khan, incorporated herein by reference to Exhibit 10.38 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.

10.36§	Severance Agreement, dated April 5, 2013, by and between US Foods, Inc. and Mark Scharbo, incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.

10.37§	Form of Amendment to Severance Agreement, December 20, 2013 by and between US Foods, Inc. and each of Fareed A. Khan, Petro Satriano, Stuart S. Schuette and Mark Scharbo, incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed March 20, 2014.

10.38§	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Fareed Khan, incorporated herein by reference to Exhibit 10.43 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.

10.39§	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Pietro Satriano, incorporated herein by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.

Exhibit Number	Document Description

10.40§	Retention Award Agreement, dated February 24, 2014 by and between US Foods, Inc. and Mark W. Scharbo, incorporated herein by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 12, 2014.

10.41§	Restricted Stock Unit Agreement, dated as of December 10, 2014, by and between John A. Lederer and US Foods, Inc., incorporated herein by reference to Exhibit 10.51 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed on March 20, 2015.

10.42§	Form 2015 Retention Award Agreement, dated March 19, 2015 by and between US Foods, Inc. and each of Fareed Khan, Petro Satriano, Stuart S. Schuette and Keith Roland, incorporated herein by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed May 11, 2015.

10.43§	Offer Letter, dated July 13, 2015, by and between Pietro Satriano and US Foods, Inc., incorporated herein by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q (File No. 333-185732) of US Foods, Inc. filed August 11, 2015.

10.44§	Non-Solicitation and Non-Disclosure Agreement, dated July 21, 2015, by and between US Foods, Inc. and Pietro Satriano, incorporated herein by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q (File
No. 333-185732) of US Foods, Inc. filed August 11, 2015.

12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Conduct of US Foods, Inc., incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 333-185732) of US Foods, Inc. filed on March 20, 2015.

21.1*	Subsidiaries of US Foods, Inc.

31.1*	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith.
†	Furnished with this Report.
§	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.