Form 10-Q
period 2016-04-02
US FOODS, INC.
filed 2016-05-09
CIK 1561951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

The registrant is a privately held corporation and its equity shares are not publicly traded. At May 6, 2016, 1,000 shares of the registrant’s common stock were outstanding, all of which were owned by US Foods Holding Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	April 2,	January 2,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,017	$217,561
Accounts receivable, less allowances of $24,308 and $22,623	1,278,110	1,233,978
Vendor receivables, less allowances of $2,166 and $1,566	144,580	101,449
Inventories	1,168,109	1,112,967
Prepaid expenses	75,199	73,787
Due from US Foods Holding Corp.	7,272	7,193
Assets held for sale	5,459	5,459
Other current assets	20,456	14,991

Total current assets	2,830,202	2,767,385
PROPERTY AND EQUIPMENT — Net	1,776,780	1,768,885
GOODWILL	3,885,887	3,875,719
OTHER INTANGIBLES — Net	462,004	477,601
OTHER ASSETS	64,891	56,721

TOTAL ASSETS	$9,019,764	$8,946,311

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Bank checks outstanding	$177,432	$191,314
Accounts payable	1,337,599	1,078,865
Accrued expenses and other current liabilities	374,551	469,386
Current portion of long-term debt	69,164	62,639

Total current liabilities	1,958,746	1,802,204
LONG-TERM DEBT	4,960,837	4,682,149
DEFERRED TAX LIABILITIES	460,996	461,194
OTHER LONG-TERM LIABILITIES	382,347	386,913

Total liabilities	7,762,926	7,332,460

COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value — 1,000 shares authorized, issued, and outstanding	1	1
Additional paid-in capital	1,959,662	2,332,868
Accumulated deficit	(598,595)	(612,155)
Accumulated other comprehensive loss	(104,230)	(106,863)

Total shareholder’s equity	1,256,838	1,613,851

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$9,019,764	$8,946,311

See Notes to Consolidated Financial Statements (Unaudited)

US FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	13-Weeks Ended
	April 2,	March 28,
	2016	2015
NET SALES	$5,593,149	$5,553,638
COST OF GOODS SOLD	4,633,381	4,624,574

Gross profit	959,768	929,064
OPERATING EXPENSES:
Distribution, selling and administrative costs	864,314	885,575

Restructuring and tangible asset impairment charges	10,777	1,154

Total operating expenses	875,091	886,729

OPERATING INCOME	84,677	42,335
INTEREST EXPENSE – Net	70,585	70,913

Income (loss) before income taxes	14,092	(28,578)
INCOME TAX PROVISION (BENEFIT)	532	(35,693)

NET INCOME	13,560	7,115

OTHER COMPREHENSIVE INCOME – Net of tax:

Changes in retirement benefit obligations, net of income tax	2,633	4,200

COMPREHENSIVE INCOME	$16,193	$11,315

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	13-Weeks Ended
	April 2,	March 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,560	$7,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,808	99,449
Gain on disposal of property and equipment	(1,306)	(312)
Tangible asset impairment charge	—	1,118
Amortization of deferred financing costs	2,433	4,467
Insurance proceeds relating to operating activities	2,479	10,112
Insurance benefit in net income	(7,083)	(10,063)
Amortization of Senior Notes original issue premium	(832)	(832)
Deferred tax benefit	(80)	(34,992)
Share-based compensation expense	4,786	2,466
Provision for doubtful accounts	3,781	3,701
Changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables	(84,681)	(78,822)
Increase in inventories	(49,987)	(16,377)
Increase in prepaid expenses and other assets	(4,998)	(5,271)
Increase in accounts payable and bank checks outstanding	257,938	178,603
Decrease in accrued expenses and other liabilities	(101,353)	(58,669)

Net cash provided by operating activities	137,465	101,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses–net of cash	(38,318)	—
Proceeds from sales of property and equipment	1,923	1,576
Purchases of property and equipment	(36,884)	(57,191)
Investment in noncontrolling interest	(7,658)	—
Insurance proceeds related to investing activities	—	2,771
Purchase of industrial revenue bonds	—	(12,376)

Net cash used in investing activities	(80,937)	(65,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	538,000	12,376
Principal payments on debt and capital leases	(303,081)	(13,778)
Cash distribution to parent company	(374,332)	—
Parent company common stock repurchased	(3,659)	(1,201)

Net cash used in financing activities	(143,072)	(2,603)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,544)	33,870

CASH AND CASH EQUIVALENTS—Beginning of period	217,561	343,659

CASH AND CASH EQUIVALENTS—End of period	$131,017	$377,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$39,839	$96,823
Income taxes paid—net	40	1
Property and equipment purchases included in accounts payable	11,379	24,279
Capital lease additions	48,299	—
Contingent consideration payable for business acquisition	5,000	—

See Notes to Consolidated Financial Statements (Unaudited).

US FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (1)

1.	OVERVIEW AND BASIS OF PRESENTATION

US Foods, Inc. and its consolidated subsidiaries is referred to herein as “we,” “our,” “us,” “the Company,” or “USF.” USF is a wholly owned subsidiary of US Foods Holding Corp. (“US Foods” or “parent”), a Delaware corporation formed and controlled by investment funds associated with Clayton, Dubilier & Rice, LLC (“CD&R”), and Kohlberg Kravis Roberts & Co. L.P. (“KKR”), collectively (the “Sponsors”).

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

On June 26, 2015, US Foods, Sysco, Merger Sub One and Merger Sub Two entered into an agreement to terminate the Acquisition Agreement and Sysco paid a termination fee of $300 million to US Foods. Upon the termination of the Acquisition Agreement, the Asset Purchase Agreement automatically terminated and USF paid a termination fee of $12.5 million to PFG pursuant to the terms of the Asset Purchase Agreement.

Business Description—USF markets and distributes fresh, frozen and dry food and non-food products to foodservice customers throughout the United States. These customers include independently owned single and multi-location restaurants, regional concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations.

Basis of Presentation—The Company operates on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, the Company reports the additional week in the fourth quarter. The Company’s fiscal year 2015 was a 53-week year. The accompanying consolidated financial statements include the accounts of USF and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and disclosures required by GAAP for annual financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (the “2015 Annual Report”). Certain footnote disclosures included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the January 2, 2016 Consolidated Balance Sheet which was included in the 2015 Annual Report. The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The consolidated financial statements reflect all adjustments which are of a normal and recurring nature that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that might be achieved for the full year.

Restructuring and tangible asset impairment charges of $1 million in 2015 have been reclassified from Distribution, selling and administrative costs in the Consolidated Statement of Comprehensive Income to conform with the current period presentation.

Public Filer Status—During the fiscal second quarter 2013, the Company completed the registration of $1,350 million aggregate principal amount of its 8.5% unsecured Senior Notes due June 30, 2019 (the “Senior Notes”) and became subject to rules and regulations of the SEC, including periodic and current reporting requirements under the Securities Exchange Act of 1934, as amended. The Company did not receive any proceeds from the registration of the Senior Notes. Presently, the Company files periodic reports as a voluntary filer pursuant to contractual obligations in the indenture governing the Senior Notes.

US Foods Holding Corp. Initial Public Offering – In February 2016, our parent, US Foods filed a registration statement on Form S-1 with the SEC relating to a proposed initial public offering (“IPO”) of its common stock. The number of shares to be offered and the price range for the offering have not been determined. US Foods intends to use a portion of the net proceeds from the proposed offering to repay certain of the Company’s outstanding debt and use the remaining proceeds, if any, received from the offering for general corporate purposes.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2016, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU, based on the principle that entities should recognize assets and liabilities arising from leases, does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years—and interim periods within those fiscal years—beginning after December 15, 2018, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will be introduced into the FASB’s Accounting Standards Codification as Topic 606. Topic 606 replaces Topic 605, the previous revenue recognition guidance. The new standard’s core principle is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The new standard will be effective for the Company in the first quarter of fiscal 2018, with early adoption permitted in the first quarter of fiscal 2017. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact of this ASU and has not yet selected an implementation approach.

3.	BUSINESS ACQUISITIONS

On March 4, 2016, the Company acquired a broadline distributor for cash of approximately $39 million plus $5 million for the estimated value of contingent consideration payable to the former owners. On December 31, 2015, the Company purchased a broadline distributor for cash of $69 million. The acquisitions, made in order to expand the Company’s presence in certain geographic areas, are integrated into the Company’s foodservice distribution network and were funded with cash from operations. In March 2016, approximately $1 million was received as a purchase price adjustment related to the 2015 business acquisition resulting in minimal decreases to Property and equipment- net and Goodwill.

The following table summarizes the purchase price allocations for the 2016 and 2015 business acquisitions (in thousands):

	2016	2015
Accounts receivable	$4,607	$6,724
Inventories	5,156	7,022
Other current assets	129	702
Property and equipment	4,161	7,200
Goodwill	10,525	40,242
Other intangible assets	22,300	21,200
Accounts payable	(2,420)	(3,290)
Accrued expenses and other current liabilities	(5,422)	(1,554)
Deferred income taxes	—	(8,765)

Cash paid for acquisitions	$39,036	$69,481

The 2016 and 2015 acquisitions did not materially affect the Company’s results of operations or financial position and, therefore, pro forma financial information has not been provided.

4.	INVENTORIES

The Company’s inventories—consisting mainly of food and other foodservice-related products—are considered finished goods. Inventory costs include the purchase price of the product and freight charges to deliver it to the Company’s warehouses, as well as depreciation and labor related to processing facilities and equipment, and are net of certain cash or non-cash considerations received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

The Company records inventories at the lower of cost or market, using the last-in, first-out (“LIFO”) method. The base year values of beginning and ending inventories are determined using the inventory price index computation method. This “links” current costs to original costs in the base year when the Company adopted LIFO. At April 2, 2016, and January 2, 2016, the LIFO balance sheet reserves were $123 million and $134 million, respectively. As a result of net changes in LIFO reserves, Cost of goods sold decreased $11 million and $24 million for the 13-weeks ended April 2, 2016 and March 28, 2015, respectively.

5.	ACCOUNTS RECEIVABLE FINANCING PROGRAM

Under its accounts receivable financing program under the 2012 ABS Facility (the “2012 ABS Facility”), the Company, and from time to time its subsidiaries, sells—on a revolving basis—its eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary (the “Receivables Company”). The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders as defined by the 2012 ABS Facility. The Company consolidates the Receivables Company and, consequently, the transfer of the receivables is a transaction internal to the Company and the receivables have not been derecognized from the Company’s Consolidated Balance Sheets. On a daily basis, cash from accounts receivable collections is remitted to the Company as additional eligible receivables are sold to the Receivables Company. If, on a weekly settlement basis, there are not sufficient eligible receivables available as collateral, the Company is required to either provide cash collateral or, in lieu of providing cash collateral, it can pay down its borrowings on the 2012 ABS Facility to cover the shortfall. Due to sufficient eligible receivables available as collateral, no cash collateral was held at April 2, 2016 or January 2, 2016. Included in the Company’s accounts receivable balance as of April 2, 2016 and January 2, 2016 was $964 million and $933 million, respectively, of receivables held as collateral in support of the 2012 ABS Facility. See Note 10, Debt for a further description of the 2012 ABS Facility.

6.	ASSETS HELD FOR SALE

The Company classifies its closed facilities as Assets held for sale at the time management commits to a plan to sell the facility, the facility is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain facilities may be classified as Assets held for sale for more than one year as the Company continues to actively market the facilities at reasonable prices. The Company had $5 million of Assets held for sale at April 2, 2016 and January 2, 2016.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the respective lease or the estimated useful lives of the assets. At April 2, 2016 and January 2, 2016, Property and equipment-net included accumulated depreciation of $1,571 million and $1,517 million, respectively. Depreciation expense was $65 million and $62 million for the 13-weeks ended April 2, 2016 and March 28, 2015, respectively.

8.	GOODWILL AND OTHER INTANGIBLES

Goodwill and Other intangible assets include the cost of acquired businesses in excess of the fair value of the tangible net assets acquired. Other intangible assets include Customer relationships, Noncompete agreements, and the Brand names and trademarks comprising the Company’s portfolio of exclusive brands and trademarks. Brand names and trademarks are indefinite-lived intangible assets, and accordingly, are not subject to amortization.

Customer relationship and noncompete intangible assets have definite lives, and are carried at the acquired fair value less accumulated amortization. Customer relationship and noncompete intangible assets are amortized over the estimated useful lives (four to ten years). Amortization expense was $38 million and $37 million for the 13-weeks ended April 2, 2016 and March 28, 2015, respectively.

Goodwill and Other intangibles, net, consisted of the following (in thousands):

	April 2, 2016	January 2, 2016

Goodwill	$3,885,887	$3,875,719

Other intangibles—net
Customer relationships—amortizable:
Gross carrying amount	$1,396,220	$1,373,920
Accumulated amortization	(1,187,429)	(1,149,572)

Net carrying value	208,791	224,348

Noncompete agreements—amortizable:
Gross carrying amount	800	800
Accumulated amortization	(387)	(347)

Net carrying value	413	453

Brand names and trademarks—not amortizing	252,800	252,800

Total Other intangibles—net	$462,004	$477,601

The 2016 increase in Goodwill reflects the 2016 broadline distributor acquisition, partially offset by a purchase price adjustment related to the 2015 acquisition. The 2016 increase in the gross carrying amount of Customer relationships is attributable to a 2016 broadline distributor acquisition. See Note 3, Business Acquisitions.

The Company assesses Goodwill and Other intangible assets with indefinite lives for impairment annually, or more frequently, if events occur that indicate an asset may be impaired. For Goodwill and indefinite-lived intangible assets, the Company’s policy is to assess for impairment at the beginning of each fiscal third quarter. For Other intangible assets with definite lives, the Company assesses impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable. All goodwill is assigned to the consolidated Company as the reporting unit. The Company completed its most recent annual impairment assessment for Goodwill and its indefinite-lived intangible assets as of June 28, 2015—the first day of fiscal 2015 third quarter—with no impairments noted.

9.	FAIR VALUE MEASUREMENTS

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

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 2, 2016 and January 2, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Money market funds	$41,300	$—	$—	$41,300

Balance at April 2, 2016	$41,300	$—	$—	$41,300

Recurring fair value measurements:
Money market funds	$113,700	$—	$—	$113,700

Balance at January 2, 2016	$113,700	$—	$—	$113,700

Nonrecurring fair value measurements:
Assets held for sale	$—	$—	$2,600	$2,600

Balance at January 2, 2016	$—	$—	$2,600	$2,600

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with a maturity of three or fewer months. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.

Nonrecurring Fair Value Measurements

Assets Held for Sale

The Company records Assets held for sale at the lesser of the carrying amount or estimated fair value less cost to sell. Certain Assets held for sale were adjusted to equal their estimated fair value, less cost to sell, resulting in a Tangible asset impairment charge of $1 million during the first quarter of 2015. There were no impairments on Assets held for sale during the first quarter of 2016. Fair value was estimated by the Company based on information received from real estate brokers. The amounts included in the tables above, classified under Level 3 within the fair value hierarchy, represent the estimated fair values of those Assets held for sale that became the new carrying amounts at the time the impairments were recorded.

Other Fair Value Measurements

The carrying value of cash, restricted cash, Accounts receivable, Bank checks outstanding, Accounts payable and accrued expenses approximate their fair values due to their short-term maturities. The carrying value of the self-funded industrial revenue bond asset and the corresponding long-term liability approximate their fair values. See Note 10, Debt, for a further description of the industrial revenue bond agreement.

The fair value of the Company’s total debt approximated $5.1 billion and $4.8 billion, as compared to its aggregate carrying value of $5.0 billion and $4.7 billion as of April 2, 2016 and January 2, 2016, respectively. At April 2, 2016 and January 2, 2016, the fair value, estimated at $1.4 billion, of the Company’s 8.5% Senior Notes was classified under Level 2 of the fair value hierarchy, with fair value based upon the closing market price at the end of the reporting period. The fair value of the balance of the Company’s debt is primarily classified under Level 3 of the fair value hierarchy, with fair value estimated based upon a combination of the cash outflows expected under these debt facilities, interest rates that are currently available to the Company for debt with similar terms, and estimates of the Company’s overall credit risk. See Note 10, Debt for further description of the Company’s debt.

10.	DEBT

The Company’s debt consisted of the following (in thousands):

		Interest Rate at
		April 2,	April 2,	January 2,
	Maturity	2016	2016	2016

Debt Description
ABL Facility	December 31, 2018	2.46%	$177,026	$—
2012 ABS Facility	September 30, 2018	1.57	661,000	586,000
Amended 2011 Term Loan (net of $9,091 and $9,848 of unamortized deferred financing costs, respectively)	March 31, 2019	4.50	2,033,159	2,037,652
Senior Notes (net of $12,504 and $13,441 of unamortized deferred financing costs, respectively)	June 30, 2019	8.50	1,335,772	1,334,835
CMBS Fixed Facility (net of $1,241 and $1,473 of unamortized deferred financing costs, respectively)	August 1, 2017	6.38	471,150	470,918
Obligations under capital leases	2018–2025	2.67 - 6.18	307,844	270,406
Other debt	2018–2031	5.75 - 9.00	33,230	33,325

Total debt			5,019,181	4,733,136
Add unamortized premium			10,820	11,652
Less current portion of long-term debt			(69,164)	(62,639)

Long-term debt			$4,960,837	$4,682,149

At April 2, 2016, $2.1 billion of the total debt was at a fixed rate and $2.9 billion was at a floating rate.

Revolving Credit Agreement

The Company’s asset backed senior secured revolving loan facility (the “ABL Facility”) provides for loans under its two tranches: ABL Tranche A-1 and ABL Tranche A, with its capacity limited by a borrowing base. The maximum borrowing available is $1,300 million with ABL Tranche A-1 at $100 million, and ABL Tranche A at $1,200 million. The maturity date is the earlier of (1) October 20, 2020, the amended ABL Facility maturity date; (2) April 1, 2019 if the Company’s Senior Notes have more than $300 million of principal outstanding at that date and the maturity date of the Senior Notes has not been extended to later than October 20, 2020; or (3) December 31, 2018 if the Amended 2011 Term Loan has more than $300 million of principal outstanding at that date and its maturity date has not been extended to later than October 20, 2020.

As of April 2, 2016, the Company had $177 million outstanding borrowings and had issued letters of credit totaling $378 million under the ABL Facility. Outstanding letters of credit included: (1) $71 million issued to secure the Company’s obligations with respect to certain facility leases, (2) $304 million issued in favor of certain commercial insurers securing the Company’s obligations with respect to its self-insurance program, and (3) $3 million in letters of credit for other obligations. There was available capacity on the ABL Facility of $741 million at April 2, 2016. As of April 2, 2016, on Tranche A-1 borrowings, the Company can periodically elect to pay interest at an alternative base rate (“ABR”), as defined in the Company’s credit agreements, plus 1.50% or the London Inter Bank Offered Rate (“LIBOR”) plus 2.50%. On Tranche A borrowings, the Company can periodically elect to pay interest at ABR plus 0.25% or LIBOR plus 1.25%. The ABL Facility also carries letter of credit fees of 1.25% and an unused commitment fee of 0.25%.

Accounts Receivable Financing Program

Under the 2012 ABS Facility, the Company, and from time to time its subsidiaries, sells—on a revolving basis—its eligible receivables to the Receivables Company. The Receivables Company, in turn, grants a continuing security interest in all of its rights, title and interest in the eligible receivables to the administrative agent for the benefit of the lenders (as defined by the 2012 ABS Facility). See Note 5, Accounts Receivable Financing Program.

The maximum capacity under the 2012 ABS Facility is $800 million. Borrowings under the 2012 ABS Facility were $661 million and $586 million at April 2, 2016 and January 2, 2016, respectively. The Company, at its option, can request additional borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $57 million at April 2, 2016 based on eligible receivables as collateral. The portion of the 2012 ABS Facility held by the lenders who fund the 2012 ABS Facility with commercial paper bears interest at the lender’s commercial paper rate, plus any other costs associated with the issuance of commercial paper plus 1.00%, and an unused commitment fee of 0.35%. The portion of the 2012 ABS Facility held by lenders that do not fund the 2012 ABS Facility with commercial paper bears interest at LIBOR plus 1.00%, and an unused commitment fee of 0.35%.

Term Loan Agreement

The Amended 2011 Term Loan consisted of a senior secured term loan with outstanding borrowings of $2,033 million and $2,038 million, net of $9 million and $10 million of unamortized deferred financing costs at April 2, 2016 and January 2, 2016, respectively. The Amended 2011 Term Loan bears interest equal to ABR plus 2.50%, with an ABR floor of 2.00%, or LIBOR plus 3.50%, with a LIBOR floor of 1.00%, based on a periodic election of the interest rate by the Company. Principal repayments of $5 million are payable quarterly with the balance at maturity. The Amended 2011 Term Loan may require mandatory repayments if certain assets are sold, or based on excess cash flow generated by the Company, as defined in the agreement. The interest rate for all borrowings on the Amended 2011 Term Loan was 4.50%—the LIBOR floor of 1.00% plus 3.50%— at April 2, 2016.

Senior Notes

The Senior Notes, with outstanding principal of $1,336 million and $1,335 million at April 2, 2016 and January 2, 2016, net of $13 million of unamortized deferred financing costs for both periods, bear interest at 8.50%. Prior to June 30, 2016, the Senior Notes are redeemable, at the Company’s option, in whole or in part at a price of 104.25% of their principal, plus accrued and unpaid interest, if any, to the relevant redemption date. On or after June 30, 2016 and 2017, the optional redemption price for the Senior Notes declines to 102.13% and 100.0%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the relevant redemption date. There was unamortized issue premium associated with the Senior Notes issuances of $11 million and $12 million at April 2, 2016 and January 2, 2016, respectively. The premium is amortized as a decrease to Interest expense-net over the remaining life of the Senior Notes.

CMBS Fixed Facility

The CMBS Fixed Facility, with an outstanding balance of $471 million, net of $1 million of unamortized deferred financing costs as of April 2, 2016 and January 2, 2016, bears interest at 6.38%. The CMBS Fixed Facility is secured by mortgages on 34 properties, consisting of distribution centers. Security deposits and escrow amounts related to certain properties collateralizing the CMBS Fixed Facility of $6 million at both April 2, 2016 and January 2, 2016 are included in the Consolidated Balance Sheets in Other assets.

Other Debt

Obligations under capital leases consist of amounts due for transportation equipment and building leases. Other debt of $33 million at April 2, 2016 and January 2, 2016 consists primarily of various state industrial revenue bonds. To obtain certain tax incentives related to the construction of a new distribution facility, the Company and a wholly owned subsidiary entered into an industrial revenue bond agreement with a state in January 2015, for the issuance of a maximum of $40 million in Taxable Demand Revenue Bonds (the “TRBs”). The TRBs are self-funded as the Company’s wholly owned subsidiary purchases the TRBs, and the state loans the proceeds back to the Company. The TRBs, which mature January 1, 2030, can be prepaid without penalty one year after issuance. Interest on the TRBs and the loan is 6.25%. At April 2, 2016 and January 2, 2016, $22 million has been drawn on TRBs resulting in $22 million being recognized as a long-term asset and a corresponding long-term liability in the Company’s Consolidated Balance Sheets.

Security Interests

Substantially all of the Company’s assets are pledged under the various debt agreements. Debt under the 2012 ABS Facility is secured by certain designated receivables and, in certain circumstances, by restricted cash. The ABL Facility is secured by certain other designated receivables not pledged under the 2012 ABS Facility, inventories and tractors and trailers owned by the Company. The CMBS Fixed Facility is collateralized by mortgages on 34 related properties. The Company’s obligations under the Amended 2011 Term Loan are secured by all of the capital stock of its subsidiaries, each of the direct and indirect wholly owned domestic subsidiaries –as defined in the agreements– and are secured by substantially all assets of the Company and its subsidiaries not pledged under the 2012 ABS Facility or the CMBS Fixed Facility. The Amended 2011 Term Loan has priority over certain collateral securing the ABL Facility, and it has second priority to collateral securing the ABL Facility. As of April 2, 2016, nine properties remain in a special purpose, bankruptcy remote subsidiary, and are not pledged as collateral under any of the Company’s debt agreements.

Restrictive Covenants

The Company’s credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict the Company’s ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of April 2, 2016, the Company had $151 million of restricted payment capacity, and $1,106 million of its net assets that were restricted under these covenants.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding—together with all accrued unpaid interest and other amounts owed—may be declared immediately due and payable by the lenders. Were such an event to occur, the Company would be forced to seek new financing that may not be on as favorable terms as its current facilities. The Company’s ability to refinance its indebtedness on favorable terms—or at all—is directly affected by the current economic and financial conditions. In addition, the Company’s ability to incur secured indebtedness (which may enable it to achieve more favorable terms than the incurrence of unsecured indebtedness) depends in part on the value of its assets. This, in turn, relies on the strength of its cash flows, results of operations, economic and market conditions, and other factors.

11.	RESTRUCTURING LIABILITIES

The following table summarizes the changes in the restructuring liabilities for the 13-weeks ended April 2, 2016 (in thousands):

	Severance and Related Costs	Facility Closing Costs	Total

Balance at January 2, 2016	$118,634	$210	$118,844
Current period charges	10,200	2,563	12,763
Change in estimate	(1,986)	—	(1,986)
Payments and usage—net of accretion	(14,075)	(1,971)	(16,046)

Balance at April 2, 2016	$112,773	$802	$113,575

The Company periodically closes or consolidates distribution facilities and implements initiatives in its ongoing efforts to reduce costs and improve operating effectiveness. In connection with these activities, the Company incurs various costs including multiemployer pension withdrawal liabilities, severance and other employee separation costs that are included in the above table.

During the first quarter of 2016, the Company incurred additional Severance and Related Costs of $10 million associated with its plan to streamline its field organization model and its decision to close its Baltimore, Maryland distribution facility. Additionally, the Company incurred $3 million related to an unused facility lease settlement.

At April 2, 2016, Severance and Related Costs consisted of $86 million of multiemployer pension withdrawal liabilities of which $36 million related to distribution facilities closed prior to 2015 and payable through 2031 at interest rates ranging from 5.9% to 6.5%. Also included was $50 million of estimated withdrawal liability related to the closure of the Baltimore, Maryland distribution facility. The calendar 2015 pension withdrawal estimate was based on the latest available information received from the respective plans’ administrator. Actual results could materially differ from initial estimates due to changes in market conditions and changes in the funded status of the related multiemployer pension plans. The balance of Severance and Related Costs of $25 million is primarily related to the Company’s initiative to reorganize its field operations model.

12.	RELATED PARTY TRANSACTIONS

The Company is party to consulting agreements with each of the Sponsors pursuant to which each Sponsor provides the Company with ongoing consulting and management advisory services and receives fees and reimbursements of related out of pocket expenses. For each of the 13-weeks ended April 2, 2016 and March 28, 2015, the Company recorded $3 million in consulting fees, in the aggregate, reported in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income. Investment funds or accounts managed or advised by an affiliate of KKR held less than 5% of the Company’s outstanding debt as of April 2, 2016.

On January 8, 2016, the Company paid a $374 million one-time special cash distribution to its parent, US Foods. The distribution was funded with cash on hand and $314 million of additional borrowings under the Company’s credit facilities. US Foods used the proceeds from this distribution, along with cash on hand to fund a $666 million one-time special cash distribution to its shareholders of record as of January 4, 2016, of which $657 million was paid to the Sponsors.

The Company files a consolidated federal income tax return together with US Foods. US Foods’ federal and state income taxes are paid by the Company and settled with US Foods pursuant to a tax sharing agreement. As of April 2, 2016, $7 million receivable from US Foods remains outstanding related to its tax sharing agreement. See Note 15, Income Taxes.

13.	RETIREMENT PLANS

The Company sponsors defined benefit and defined contribution plans for its employees and provides certain health care benefits to eligible retirees and their dependents. The components of net pension and other postretirement benefit costs for Company sponsored plans for the periods presented were (in thousands):

	13-Weeks Ended
	Pension Benefits		Other Postretirement Plans
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015

Components of net periodic benefit costs
Service cost	$966	$10,134	$9	$9
Interest cost	9,817	10,150	74	66
Expected return on plan assets	(12,221)	(13,298)	—	—
Amortization of prior service cost (credit)	39	49	2	(16)
Amortization of net loss (gain)	1,860	3,513	(18)	4
Settlements	750	650	—	—

Net periodic benefit costs	$1,211	$11,198	$67	$63

The Company contributed $10 million to its defined benefit and other postretirement plans during both 13-week periods ended April 2, 2016 and March 28, 2015. The Company plans to contribute a total of $36 million to the Company-sponsored pension plans and other postretirement plans in fiscal year 2016.

The Company’s employees are eligible to participate in a Company sponsored defined contribution 401(k) Plan which provides for Company matching on the participant’s contributions of up to 100% of the first 3% of participant’s compensation and 50% of the next 2% of a participant’s compensation, for a maximum Company matching contribution of 4%. During 2015, Company matching on the participant’s contributions were 50% of the first 6% of a participant’s compensation. The Company’s contributions to this plan were $12 million and $8 million for the 13-weeks ended April 2, 2016 and March 28, 2015, respectively.

The Company also contributes to numerous multiemployer pension plans under the terms of certain of its collective bargaining agreements that cover its union-represented employees. The Company does not administer these multiemployer pension plans. The Company’s contributions to these plans were $8 million for both 13-week periods ended April 2, 2016 and March 28, 2015.

14.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	13-Weeks Ended
	April 2, 2016	March 28, 2015
Accumulated Other Comprehensive Loss Components
Defined benefit pension and other postretirement plans:
Balance at beginning of period(1)	$(106,863)	$(158,041)

Reclassification adjustments:
Amortization of prior service cost	41	33
Amortization of net loss	1,842	3,517
Settlements	750	650

Total before income tax(2) (3)	2,633	4,200
Income tax provision(4)	—	—

Current period Comprehensive income, net of tax	2,633	4,200

Accumulated Other Comprehensive Loss end of period(1)	$(104,230)	$(153,841)

(1)	Amounts are presented net of tax.
(2)	Included in the computation of Net periodic benefit costs. See Note, 13 Retirement Plans for additional information.
(3)	Included in Distribution, selling and administrative costs in the Consolidated Statements of Comprehensive Income.
(4)	No impact due to the Company’s full valuation allowance. See Note 15, Income Taxes

15.	INCOME TAXES

The determination of the Company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction.

The Company estimated its annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 13-weeks ended April 2, 2016 and March 28, 2015 for purposes of determining its year-to-date tax expense (benefit).

The valuation allowance against the net deferred tax assets was $260 million at January 2, 2016. The valuation allowance against the net deferred tax assets decreased $7 million during the 13-weeks ended April 2, 2016, which resulted in a $253 million total valuation allowance at April 2, 2016. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the 13-weeks ended April 2, 2016 and March 28, 2015 of 4% and 125%, respectively varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 13-weeks ended April 2, 2016 and March 28, 2015, the valuation allowance decreased $6 million and $22 million, respectively, as a result of a change in deferred tax assets not covered by future reversals of deferred tax liabilities.

USF is a member of US Foods’ consolidated group, and as a result the Company’s operations are included in the consolidated income tax return of US Foods. The Company has computed the components of its tax provision under the “separate return” approach. Under this approach, the Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities as if the Company were a separate taxpayer rather than a member of US Food’s consolidated group.

Under the “separate return” approach, the Company had tax affected federal and state net operating loss (“NOL”) carryforwards of approximately $136 million and $87 million, respectively as of April 2, 2016. These NOLs do not reflect the tax position of the US Foods consolidated tax return.

US Foods federal and state income taxes incurred are paid by the Company and settled with US Foods pursuant to a tax sharing agreement. The agreement further states that the Company shall pay on behalf of US Foods the federal and state return taxes. If the consolidated federal and state return taxes for US Foods exceed the federal and state taxes calculated for the Company as a separate filing group, US Foods is required to make a payment to the Company equal to such excess. Likewise, if the federal and state taxes calculated at the separate return level for the Company exceed the US Foods consolidated taxes, the Company is required to make a payment to US Foods equal to such excess. The tax sharing agreement does not commit US Foods to compensate the Company for the use of its NOLs nor does US Foods currently intend to compensate the Company for the use of its NOLs. The $7 million intercompany receivable reflects the 2015 federal Alternative Minimum Tax (“AMT”) and state income taxes that US Foods estimates for the consolidated income tax returns that USF will pay on behalf of US Foods per the tax sharing agreement.

16.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters into purchase orders with vendors and other parties in the ordinary course of business and has a limited number of purchase contracts with certain vendors that require it to buy a predetermined volume of products. As of April 2, 2016, the Company has $899 million of purchase orders and purchase contract commitments, of which $672 million, $130 million and $97 million pertain to products to be purchased in fiscal years 2016, 2017, and 2018, respectively, and are not recorded in the Consolidated Balance Sheets.

To minimize fuel cost risk, the Company enters into forward purchase commitments for a portion of its projected diesel fuel requirements. At April 2, 2016, the Company had diesel fuel forward purchase commitments totaling $124 million through September 2017. The Company also enters into forward purchase agreements for electricity. At April 2, 2016, the Company had electricity forward purchase commitments totaling $10 million through March 2018. The Company does not measure its forward purchase commitments for fuel and electricity at fair value, as the amounts under contract meet the physical delivery criteria in the normal purchase exception under GAAP guidance.

Legal Proceedings–The Company and its subsidiaries are parties to a number of legal proceedings arising from the normal course of business. These legal proceedings—whether pending, threatened or unasserted, if decided adversely to or settled by the Company—may result in liabilities material to its financial position, results of operations, or cash flows. The Company recognizes provisions with respect to the proceedings where appropriate. These are reflected in the Consolidated Balance Sheets. It is possible that the Company could be required to make expenditures, in excess of the established provisions, in amounts that cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. It is the Company’s policy to expense attorney fees as incurred.

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

	Condensed Consolidating Balance Sheet
	April 2, 2016
	(In thousands)
	USF	Guarantors	Non-Guarantors	Eliminations	USF Consolidated

Accounts receivable—net	$294,771	$35,050	$948,289	$—	$1,278,110
Inventories	1,109,254	58,855	—	—	1,168,109
Other current assets	288,795	6,956	80,960	—	376,711
Property and equipment—net	973,457	111,820	691,503	—	1,776,780
Goodwill	3,885,887	—	—	—	3,885,887
Other intangibles—net	462,004	—	—	—	462,004
Investments in subsidiaries	1,445,543	—	—	(1,445,543)	—
Intercompany receivables	—	720,089	13,364	(726,181)	7,272
Other assets	35,865	10	52,216	(23,200)	64,891

Total assets	$8,495,576	$932,780	$1,786,332	$(2,194,924)	$9,019,764

Accounts payable	$1,289,838	$47,761	$—	$—	$1,337,599
Other current liabilities	596,293	23,305	1,549	—	621,147
Long-term debt	3,766,037	62,649	1,132,151	—	4,960,837
Intercompany payables	726,181	—	—	(726,181)	—
Other liabilities	860,389	—	6,154	(23,200)	843,343
Shareholder’s equity	1,256,838	799,065	646,478	(1,445,543)	1,256,838

Total liabilities and shareholder’s equity	$8,495,576	$932,780	$1,786,332	$(2,194,924)	$9,019,764

	Condensed Consolidating Balance Sheet
	January 2, 2016
	(In thousands)
	USF	Guarantors	Non-Guarantors	Eliminations	USF Consolidated

Accounts receivable—net	$279,067	$34,879	$920,032	$—	$1,233,978
Inventories	1,056,438	56,529	—	—	1,112,967
Other current assets	327,283	7,018	78,946	—	413,247
Property and equipment—net	970,387	98,396	700,102	—	1,768,885
Goodwill	3,875,719	—	—	—	3,875,719
Other intangibles—net	477,601	—	—	—	477,601
Investments in subsidiaries	1,443,599	—	—	(1,443,599)	—
Intercompany receivables	—	697,188	—	(689,995)	7,193
Other assets	27,589	10	52,322	(23,200)	56,721

Total assets	$8,457,683	$894,020	$1,751,402	$(2,156,794)	$8,946,311

Accounts payable	$1,042,483	$36,382	$—	$—	$1,078,865
Other current liabilities	699,525	22,435	1,379		723,339
Long-term debt	3,576,719	48,511	1,056,919	—	4,682,149
Intercompany payables	659,953	—	30,042	(689,995)	—
Other liabilities	865,152	—	6,155	(23,200)	848,107
Shareholder’s equity	1,613,851	786,692	656,907	(1,443,599)	1,613,851

Total liabilities and shareholder’s equity	$8,457,683	$894,020	$1,751,402	$(2,156,794)	$8,946,311

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	13-Weeks Ended April 2, 2016
	(In thousands)
	USF	Guarantors	Non-Guarantors	Eliminations	USF Consolidated
Net sales	$5,446,984	$146,165	$23,582	$(23,582)	$5,593,149
Cost of goods sold	4,519,772	113,609	—	—	4,633,381

Gross profit	927,212	32,556	23,582	(23,582)	959,768

Operating expenses:
Distribution, selling and administrative costs	856,264	23,435	13,287	(28,672)	864,314
Restructuring and tangible asset impairment charges	10,777	—	—	—	10,777

Total operating expenses	867,041	23,435	13,287	(28,672)	875,091

Operating income	60,171	9,121	10,295	5,090	84,677
Interest expense—net	60,348	661	9,576	—	70,585
Other expense (income)—net	15,073	(5,090)	(15,073)	5,090	—

(Loss) income before income taxes	(15,250)	13,550	15,792	—	14,092
Income tax (benefit) provision	(3,648)	—	4,180	—	532
Equity in earnings of subsidiaries	25,162	—	—	(25,162)	—

Net income	13,560	13,550	11,612	(25,162)	13,560
Other comprehensive income	2,633	—	—	—	2,633

Comprehensive income	$16,193	$13,550	$11,612	$(25,162)	$16,193

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	13-Weeks Ended March 28, 2015
	(In thousands)
	USF	Guarantors	Non-Guarantors	Eliminations	USF Consolidated
Net sales	$5,402,885	$150,753	$23,638	$(23,638)	$5,553,638

Cost of goods sold	4,504,370	120,204	—	—	4,624,574

Gross profit	898,515	30,549	23,638	(23,638)	929,064

Operating expenses:
Distribution, selling and administrative costs	875,731	24,156	13,886	(28,198)	885,575
Restructuring and tangible asset impairment charges	1,154	—	—	—	1,154

Total operating expenses	876,885	24,156	13,886	(28,198)	886,729

Operating income	21,630	6,393	9,752	4,560	42,335
Interest expense—net	60,049	418	10,446	—	70,913
Other expense (income)—net	25,766	(4,560)	(25,766)	4,560	—

(Loss) income before income taxes	(64,185)	10,535	25,072	—	(28,578)
Income tax (benefit) provision	(43,339)	—	7,646	—	(35,693)
Equity in earnings of subsidiaries	27,961	—	—	(27,961)	—

Net income (loss)	7,115	10,535	17,426	(27,961)	7,115
Other comprehensive income, net of tax	4,200	—	—	—	4,200

Comprehensive income (loss)	$11,315	$10,535	$17,426	$(27,961)	$11,315

	Condensed Consolidating Statement of Cash Flows
	13-weeks Ended April 2, 2016
	(In thousands)
	USF	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$126,564	$4,170	$6,731	$137,465

Cash flows from investing activities:
Acquisition of businesses—net of cash	(38,318)	—	—	(38,318)
Proceeds from sales of property and equipment	1,923	—	—	1,923
Purchases of property and equipment	(35,922)	(962)	—	(36,884)
Purchase of noncontrolling interest	(7,658)	—	—	(7,658)

Net cash used in investing activities	(79,975)	(962)	—	(80,937)

Cash flows from financing activities:
Proceeds from debt borrowings	463,000	—	75,000	538,000
Principal payments on debt and capital leases	(300,135)	(2,946)		(303,081)
Cash distribution to parent company	(374,332)	—	—	(374,332)
Capital contributions (distributions)	81,733	—	(81,733)	—
Parent company common stock repurchased	(3,659)	—	—	(3,659)

Net cash used in financing activities	(133,393)	(2,946)	(6,733)	(143,072)

Net increase (decrease) in cash and cash equivalents	(86,804)	262	(2)	(86,544)
Cash and cash equivalents—beginning of period	216,400	1,158	3	217,561

Cash and cash equivalents—end of period	$129,596	$1,420	$1	$131,017

	Condensed Consolidating Statement of Cash Flows
	13-Weeks Ended March 28, 2015
	(In thousands)
	USF	Guarantors	Non-Guarantors	USF Consolidated
Net cash provided by operating activities	$92,859	$2,227	$6,607	$101,693

Cash flows from investing activities:
Proceeds from sales of property and equipment	1,576	—	—	1,576
Purchases of property and equipment	(56,617)	(574)		(57,191)
Insurance proceeds related to investing activities	2,771	—	—	2,771
Purchase of industrial revenue bonds	(12,376)	—	—	(12,376)

Net cash used in investing activities	(64,646)	(574)	—	(65,220)

Cash flows from financing activities:
Proceeds from debt borrowings	12,376	—	—	12,376
Principal payments on debt and capital leases	(12,339)	(1,439)	—	(13,778)
Capital contributions (distributions)	6,606	—	(6,606)	—
Parent company common stock repurchased	(1,201)	—	—	(1,201)

Net cash provided by (used in) financing activities	5,442	(1,439)	(6,606)	(2,603)

Net increase in cash and cash equivalents	33,655	214	1	33,870
Cash and cash equivalents—beginning of period	342,583	1,074	2	343,659

Cash and cash equivalents—end of period	$376,238	$1,288	$3	$377,529

18.	BUSINESS SEGMENT INFORMATION

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

The measure used by the CEO to assess operating performance is Adjusted EBITDA. Adjusted EBITDA is defined as Net income (loss), plus Interest expense – net, Income tax provision (benefit), and Depreciation and amortization – collectively “EBITDA” – adjusted for: (1) Sponsor fees; (2) Restructuring and tangible asset impairment charges; (3) Share-based compensation (4) the non-cash impact of net LIFO adjustments; (5) Business transformation costs; (6) Acquisition-related costs; and (7) Other gains, losses or charges as specified under the Company’s debt agreements. Costs to optimize and transform the Company’s business are noted as business transformation costs in the table below and are added to EBITDA in arriving at Adjusted EBITDA. Business transformation costs include costs related to significant process and systems redesign in the Company’s replenishment and category management functions; cash & carry retail store strategy; and process and system redesign related to the Company’s sales model.

The aforementioned items are specified as items to add to EBITDA in arriving at Adjusted EBITDA per the Company’s debt agreements and, accordingly, the Company’s management includes such adjustments when assessing the operating performance of the business.

The following is reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is Net income for the periods presented (in thousands):

	13-Weeks Ended
	April 2, 2016	March 28, 2015
Adjusted EBITDA	$202,654	$158,258
Adjustments:
Sponsor fees(1)	(2,477)	(2,531)
Restructuring and tangible asset impairment charges(2)(8)	(10,777)	(1,154)
Share-based compensation expense(3)	(4,786)	(2,466)
Net LIFO reserve change(4)	11,059	24,498
Business transformation costs(5)	(9,236)	(9,472)
Acquisition related costs(6)	(671)	(15,122)
Other(7)(8)	1,719	(10,227)

EBITDA	187,485	141,784
Interest expense—net	(70,585)	(70,913)
Income tax (provision) benefit	(532)	35,693
Depreciation and amortization expense	(102,808)	(99,449)

Net income	$13,560	$7,115

(1)	Consists of management fees paid to the Sponsors.
(2)	Consists primarily of facility related closing costs, including severance and related costs, tangible asset impairment charges, and organizational realignment costs.
(3)	Share-based compensation expense for vesting of US Foods stock awards.
(4)	Represents the non-cash impact of net LIFO reserve adjustments.
(5)	Consists primarily of costs related to significant process and systems redesign, across multiple functions.

(6)	Consists of costs related to the Acquisition, including certain 2016 employee retention costs.
(7)	Other includes gains, losses or charges as specified under the Company’s debt agreements. The 2016 balance includes a $7 million insurance benefit, primarily offset by US Foods IPO readiness costs and brand re-launch and marketing costs. The 2015 balance primarily includes a $16 million legal settlement charge and a $10 million insurance benefit.
(8)	For the first quarter of 2015, Restructuring and tangible asset impairment charges of $1 million were reclassified from Other, to conform with the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto for the quarter ended April 2, 2016 and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (the “2015 Annual Report”), as filed with the Securities and Exchange Commission (“SEC”). This discussion of our results includes certain financial measures that are not in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe these non-GAAP measures provide meaningful supplemental information about our operating performance, because they exclude amounts that our management and board of directors do not consider part of core operating results when assessing our performance and underlying trends. More information on the rationale for these measures is discussed in the Non-GAAP Reconciliations below.

Overview

We are a leading foodservice distributor in the United States, with about $23 billion in Net sales in fiscal 2015. We supply approximately 250,000 customer locations nationwide consisting of independently owned single and multi-unit restaurants, regional restaurant concepts, national restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide over 400,000 fresh, frozen and dry food SKUs and non-food items, including our extensive and growing assortment of private brands that offer uncompromised quality and ingredients, sourced from approximately 5,000 suppliers. We strive to bring labor savings and waste reduction to the chef without sacrificing quality, all at price points that support our customer competitiveness while offering menu ideas that satisfy changing consumer trends and preferences. We employ over 4,000 sales associates, that leverage a team-based selling approach, supported by marketing, category management and merchandising professionals as well as a sales support team of experienced, world-class chefs and restaurant operations consultants. Additionally, our e-commerce and analytical tools enable our customers to more easily transact with us and facilitate more consultative and value-added relationships between our customers and the sales associates. We operate a network of 62 distribution facilities and a fleet of approximately 6,000 trucks with an efficient, functionalized operating model that retains the flexibility to execute locally across our nationwide presence.

Termination of Sysco Acquisition Agreement

In December 2013, US Foods entered into an agreement to merge with Sysco Corporation (“Acquisition”). Following the failure to obtain regulatory approvals, the Acquisition Agreement was subsequently terminated on June 26, 2015. This 18-month period was challenging for our business. Sales growth slowed as many potential new customers were hesitant to switch their business to us during this period of uncertainty. During this time, we remained focused on our strategy by bringing innovative products to market, expanding our portfolio of business solutions for our customers and driving advancements in technology. As it became apparent that obtaining regulatory approval would be more challenging than expected, we began to see a recovery of sales momentum, particularly with our independent restaurant customers. Following the termination of the Acquisition Agreement, this momentum has continued to build.

Outlook

General economic trends and conditions, including demographic changes, inflation, deflation, consumer confidence and disposable income, coupled with changing tastes and preferences, influence the amount that consumers spend on food-away-from-home, which can affect our customers and in turn our sales. Additionally, given that a large portion of our business is based on markups over cost, sudden inflation or prolonged deflation can negatively impact our sales and gross margin. Despite these economic conditions, and the period of uncertainty related to the Acquisition noted above, our sales and case volume have remained strong, with increasing growth to our independently owned single and multi-unit restaurant customers. Our investments in a common technology platform, efficient transactional and operational model, e-commerce and analytic tools that support our team-based selling approach, coupled with merchandising and product innovation, have helped us leverage our costs, maintain our sales, and differentiate us from our competitors.

During fiscal 2016, we expect positive growth in foodservice industry demand; however, we expect competitive pressures to remain high. Sales to our independent restaurant customers, which generally have higher gross margins, are accounting for an increasing proportion of our sales mix. Sales of our private brands, which generally have higher gross margins compared to similar manufacturer-branded offerings, are also increasing as compared to the prior fiscal year. In addition to our focus on sales growth, we continue to focus on our operating costs, including consolidating and optimizing our distribution facilities, changes to our field operational model, and our benefit programs.

As of April 2, 2016, approximately one-third of our facilities have collective bargaining agreements. In fiscal year 2016, fourteen collective bargaining agreements covering approximately 1,600 employees are subject to renegotiation. While we believe we generally have good relations with our employees, including those represented by unions, from time to time we experience work stoppages or strikes. In April 2016, we provided notice to our employees that we were shutting down our Baltimore, Maryland distribution center in June 2016. The employees represented by Teamster Locals 570 and 355 went on strike. In May 2016 employees represented by Teamster local unions at our Cleveland, Ohio and Buffalo, New York distribution centers engaged in sympathy strikes in support of the Baltimore unions. We intend to transfer our Baltimore business to our other distribution centers, but in the interim, we continue to serve our customers using temporary labor. In May 2016, employees represented by the Teamsters local union at our Corona distribution center went on strike over an unfair labor practice charge that was filed in February 2016. Employees represented by Teamster local unions at our Phoenix, Arizona, San Diego and La Mirada, California distribution centers engaged in sympathy strikes in support for the Corona unfair labor practice strike. While we do not believe these labor disruptions will have a material impact on our business because of our contingency plans to mitigate any adverse effects of such labor disputes and work stoppages, customer deliveries could be delayed. Additionally, our warehouse and delivery costs can increase as a result of such strikes and actions taken to ensure customer deliveries. We continue to evaluate the impact of these recent union actions on our results of operations. We will remain focused on executing our growth strategies, adding value for and differentiating ourselves with our customers, and driving continued operational improvement in the business.

Results of Operations

Accounting Periods

We operate on a 52-53 week fiscal year with all periods ending on a Saturday. When a 53-week fiscal year occurs, we report the additional week in the fourth quarter. Fiscal year 2016 is a 52-week fiscal year.

Selected Historical Results of Operations

The following table presents selected historical results of operations of our business for the periods indicated:

	13-Weeks Ended*
	April 2, 2016	March 28, 2015
	(in millions)
Net sales	$5,593	$5,554
Cost of goods sold	4,633	4,625

Gross profit	960	929

Operating expenses:
Distribution, selling and administrative costs	864	886
Restructuring and tangible asset impairment charges	11	1

Total operating expenses	875	887

Operating income	85	42

Interest expense—net	71	71

Income (loss) before income taxes	14	(29)
Income tax provision (benefit)	—	(36)

Net income	$14	$7

Percentage of Net Sales:
Gross profit	17.2%	16.7%
Distribution, selling and administrative costs	15.4%	16.0%
Operating expenses	15.6%	16.0%
Operating income	1.5%	0.8%
Net income	0.3%	0.1%
Adjusted EBITDA	3.6%	2.8%

Other Data:
Cash flows—operating activities	$137	$102
Cash flows—investing activities	(81)	(65)
Cash flows—financing activities	(143)	(3)
Capital expenditures	37	57
EBITDA(1)	187	142
Adjusted EBITDA(1)	203	158

(*)	Amounts may not add due to rounding.
(1)	EBITDA and Adjusted EBITDA are measures used by management to measure operating performance. EBITDA is defined as Net income (loss), plus Interest expense – net, Income tax provision (benefit) and Depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for: (1) Sponsor fees; (2) Restructuring and tangible asset impairment charges; (3) Share-based compensation expense; (4) the non-cash impact of net LIFO adjustments; (5) Business transformation costs; (6) Acquisition related costs; and (7) Other gains, losses, or charges as specified under our debt agreements. EBITDA and Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by—or presented in accordance with—GAAP. They are not measurements of our performance under GAAP and should not be considered as alternatives to Net income (loss) or any other performance measures derived in accordance with GAAP.

For additional information, see non-GAAP reconciliations below.

Non-GAAP Reconciliations

We provide EBITDA and Adjusted EBITDA as supplemental measures to GAAP regarding the Company’s operational performance. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP.

We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because they exclude amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include Restructuring and tangible asset impairment charges, Sponsor fees, Share-based compensation expense, Business transformation costs (costs associated with the redesign of systems and processes), Acquisition-related costs, and other items as specified in our debt agreements.

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

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure for the periods indicated:

	13-Weeks Ended*
	April 2, 2016	March 28, 2015
	(In millions)

Net income	$14	$7
Interest expense—net	71	71
Income tax provision (benefit)	—	(36)
Depreciation and amortization expense	103	99

EBITDA	187	142
Adjustments:
Sponsor fees(1)	2	3
Restructuring and tangible asset impairment charges(2)(8)	11	1
Share-based compensation expense(3)	5	2
Net LIFO reserve change(4)	(11)	(24)
Business transformation costs(5)	9	9
Acquisition related costs(6)	1	15
Other(7)	(2)	10

Adjusted EBITDA	$203	$158

(*)	Amounts may not add due to rounding.
(1)	Consists of management fees paid to Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co. L.P. (“KKR”), collectively, (the “Sponsors”).
(2)	Consists primarily of facility closing costs, including severance and related costs, tangible asset impairment charges and organizational realignment costs.
(3)	Share-based compensation expense for vesting of US Foods stock awards.
(4)	Represents the non-cash impact of net LIFO reserve adjustments.
(5)	Consists primarily of costs related to significant process and systems redesign across multiple functions.
(6)	Consists of costs related to the Acquisition, including certain 2016 employee retention costs.
(7)	Other includes gains, losses or charges as specified under our debt agreements.
(8)	For the first quarter of 2015, Restructuring and tangible asset impairment charges of $1 million were reclassified from Other, to conform with the current period presentation.

Comparison of Results

13-Weeks Ended April 2, 2016 and March 28, 2015

Highlights

The comparison of results between the 13-weeks ended April 2, 2016 and March 28, 2015 is as follows:

•	Net sales increased $39 million, or 0.7%, to $5,593 million. Case growth increased 2.4%.

•	Independent restaurant case volume grew 8.0%.

•	Operating income increased $43 million, or 102%, to $85 million in 2016. As a percentage of Net sales, Operating income increased to 1.5% in 2016, as compared to 0.8% in 2015.

•	Adjusted EBITDA increased to $203 million in 2016 from $158 million in 2015. As a percentage of Net sales, Adjusted EBITDA increased to 3.6% in 2016 compared to 2.8% in 2015.

Net Sales

Net sales increased $39 million, or 0.7%, to $5,593 million in 2016, which is comprised of a 2.4% increase in case volume and a 1.7% reduction in the overall rate per case. The increase in case volume improved Net sales by approximately $133 million, while the rate per case reduced Net sales by approximately $94 million.

Restaurant case volume increased 0.2%; however, within restaurants we experienced strength in independent restaurant customer growth as merger uncertainty lifted, which was offset by declines in national restaurant chain customers as a result of our exit from serving certain national restaurant chain customers in 2015. Independent restaurant customer case growth was 8.0%. We also experienced case growth with hospitality customers. Sales of private brand products represented approximately 32% of total sales in 2016, increasing approximately 80 bps as compared to the first quarter of 2015.

Excluding the impact of acquisitions, Net sales increased $5 million, or 0.1%, and case volume increased 1.8%. The increase in case volume improved Net sales by approximately $99 million, while the rate per case reduced sales by approximately $94 million. Excluding the effect of acquisitions, restaurant case volume decreased 0.6%, and Independent restaurant customer case volume increased 6.6%.

The overall price per case decline of 1.7% as compared to the first quarter of 2015, reflects the deflationary environment. Deflation experienced during a significant portion of 2015 moderated but continued into the first quarter of 2016. Changes in product cost impact Net sales since a significant portion of our business is based on markups over cost.

Gross Profit

Gross profit increased $31 million, or 3.3%, to $960 million in the first quarter of 2016. As a percentage of Net sales, Gross profit increased by 0.5% to 17.2% in 2016 from 16.7% in 2015. Higher sales volume, including the impact of acquisitions, increased Gross profit by 2.5%, compared to 2015. Additionally, merchandising initiatives, including efforts to reduce product costs through vendor management and other margin improvement initiatives, increased Gross profit by 2.2% over the first quarter of 2015. Our LIFO inventory costing decreased Gross profit by $13 million or 1.4% as compared to the prior year. Deflationary trends resulted in a LIFO benefit of $11 million compared to a benefit of $24 million in 2015. While deflation moderated year over year, the Company continued to see deflation in center-of-plate items such as beef and seafood.

Distribution, Selling and Administrative Costs

Distribution, selling and administrative costs decreased $22 million, or 2.4%, to $864 million in 2016. As a percentage of Net sales, Distribution, selling and administrative costs decreased 0.6% to 15.4% in 2016 from 16.0% in 2015. The decrease was due to $13 million of lower Acquisition-related costs, $6 million of lower fuel expenses, driven by declining fuel prices, a $6 million decrease in our pension and other postretirement benefit costs and a $15 million decrease in legal settlement costs. These were partially offset by an $8 million increase in wages and other employee-related expenses, a $3 million increase in professional service fees due to initiatives including US Foods IPO readiness costs, a $3 million increase in depreciation and amortization expense, primarily related to fleet assets, and a lower net insurance benefit of $3 million related to a facility tornado loss in 2014.

Restructuring and Tangible Asset Impairment Charges

During 2015, we announced plans to streamline our field operational model and a tentative decision to close our distribution facility in Baltimore, Maryland. During the first quarter of 2016 we incurred an additional $10 million in charges related to the field restructuring and the Baltimore facility closure. Restructuring and tangible asset impairment charges were immaterial in the first quarter of 2015.

Operating Income

Operating income increased $43 million, or 102%, to $85 million in 2016. Operating income as a percent of Net sales increased 0.7% to 1.5% for the quarter, up from 0.8% in 2015. The change was primarily due to the factors discussed above.

Interest Expense—Net

Interest expense—net was $71 million for the first quarter of 2016 and 2015. An increase in borrowings on our revolving credit facilities was offset by the effect of certain deferred finance fees associated with our 2007 acquisition being fully amortized during the second quarter of 2015.

Income Taxes

The determination of our overall effective tax rate requires the use of estimates. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and our change in relative income in each jurisdiction.

We estimated our annual effective tax rate for the full fiscal year and applied the annual effective tax rate to the results of the 13-weeks ended April 2, 2016 and March 28, 2015 for purposes of determining our year-to-date tax expense.

The valuation allowance against the net deferred tax assets was $260 million at January 2, 2016. The valuation allowance against the net deferred tax assets decreased $7 million during the 13-weeks ended April 2, 2016, which resulted in a $253 million total valuation allowance at April 2, 2016. A full valuation allowance on the net deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

The effective tax rate for the 13-weeks ended April 2, 2016 and March 28, 2015 of 4 % and 125%, respectively varied from the 35% federal statutory rate primarily due to a change in the valuation allowance. During the 13-weeks ended April 2, 2016 and March 28, 2015, the valuation allowance decreased $6 million and $22 million, respectively, as a result of a change in deferred tax assets not covered by future reversals of deferred tax liabilities.

USF is a member of US Foods’ consolidated group, and as a result our operations are included in the consolidated income tax return of US Foods. We computed the components of our tax provision under the “separate return” approach. Under this approach, our financial statements recognize the current and deferred income tax consequences that result from our activities as if we were a separate taxpayer rather than a member of US Foods’ consolidated group.

Under the “separate return” approach, we had tax affected federal and state net operating loss (“NOL”) carryforwards of approximately $136 million and $87 million, respectively as of April 2, 2016. These NOLs do not reflect the tax position of the US Foods consolidated tax return.

US Food’s federal and state income taxes incurred are paid by us and settled with US Foods pursuant to a tax sharing agreement. The agreement further states that we shall pay on behalf of US Foods the federal and state return taxes. If the consolidated federal and state return taxes for US Foods exceed the federal and state taxes calculated for us as a separate filing group, US Foods is required to make a payment to us equal to such excess. Likewise, if the federal and state taxes calculated at the separate return level for us exceed the consolidated taxes, we are required to make a payment to US Foods equal to such excess. The tax sharing agreement does not commit US Foods to compensate us for the use of its NOLs nor does US Foods currently intend to compensate us for the use of its NOLs. As of April 2, 2016, USF has an intercompany receivable of $7 million which reflects the federal Alternative Minimum Tax (“AMT”) and state income taxes that US Foods is estimating for the 2015 consolidated income tax returns, that USF will pay on behalf of US Foods per its tax sharing agreement.

Net Income

Our Net income was $14 million in 2016 as compared with a Net income of $7 million in 2015. The increase in Net income was primarily due to the factors discussed above.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing capital investment. Our resources include cash provided by operations, as well as access to capital from bank borrowings, various types of debt, and other financing arrangements.

Indebtedness

We are highly leveraged, with significant scheduled debt maturities during the next five years. A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing costs of operations, working capital and capital expenditures. As of April 2, 2016, we had $5,019 million in aggregate indebtedness outstanding, net of $23 million of unamortized deferred financing costs.

Our primary financing sources for working capital and capital expenditures are our asset-based senior secured revolving loan ABL Facility (the “ABL Facility”) and our accounts receivable financing facility (the “2012 ABS Facility”). As of April 2, 2016, we had aggregate commitments for additional borrowings under the ABL Facility and the 2012 ABS Facility of $884 million, of which $798 million was available based on our borrowing base, all of which was secured.

The ABL Facility provides for loans of up to $1,300 million, with its capacity limited by borrowing base calculations. As of April 2, 2016, we had $177 million of outstanding borrowings and had issued letters of credit totaling $378 million under the ABL Facility. There was available capacity on the ABL Facility of $741 million at April 2, 2016, based on the borrowing base calculation.

Under the 2012 ABS Facility, we and from time to time our subsidiaries, sell, on a revolving basis, our eligible receivables to a wholly owned, special purpose, bankruptcy remote subsidiary of ours. This subsidiary, in turn, grants to the administrative agent for the benefit of the lenders a continuing security interest in all of its rights, title and interest in the eligible receivables (as defined by the 2012 ABS Facility). See Note 5, Accounts Receivable Financing Program in our consolidated financial statements. The maximum capacity under the 2012 ABS Facility is $800 million, with its capacity limited by borrowing base calculations. Borrowings under the 2012 ABS Facility were $661 million at April 2, 2016. At our option, we can request additional 2012 ABS Facility borrowings up to the maximum commitment, provided sufficient eligible receivables are available as collateral. There was available capacity on the 2012 ABS Facility of $57 million at April 2, 2016, based on the borrowing base calculation.

Our Amended 2011 Term Loan had outstanding borrowings, as of April 2, 2016 of $2,033 million, net of $9 million of unamortized deferred financing costs. The Amended 2011 Term Loan bears interest of 4.50%, the London Inter Bank Offered Rate (“LIBOR”) floor plus 3.50%, at April 2, 2016 and matures on March 31, 2019.

As of April 2, 2016, we had $1,336 million outstanding of unsecured Senior Notes (the “Senior Notes), net of $13 million of unamortized deferred financing costs. The Senior Notes bear interest of 8.50% and mature on June 30, 2019. Prior to June 30, 2016, the Senior Notes are redeemable, at our option, in whole or in part, at a price of 104.250% of their principal amount, plus accrued and unpaid interest, if any, to the relevant redemption date. On or after June 30, 2016 and 2017, the optional redemption price for the Senior Notes declines to 102.125% and 100.000%, respectively, of the principal amount, plus accrued and unpaid interest, if any, to the relevant redemption date.

As of April 2, 2016, our commercial mortgage-backed securities loan facility (the “CMBS Fixed Facility”) has an outstanding balance of $471 million, net of $1 million of unamortized deferred financing costs and is secured by mortgages on 34 properties, consisting of distribution centers. The CMBS Fixed Facility bears interest of 6.38% and matures on August 1, 2017.

In January 2015, we entered into a self-funded industrial revenue bond agreement providing for the issuance of a maximum of $40 million in Taxable Demand Revenue Bonds (the “TRBs”) that provide certain tax incentives related to the construction of a new distribution facility. As of April 2, 2016, $22 million of the TRBs remained outstanding. The TRBs bear interest of 6.25% and mature on January 1, 2030.

As of April 2, 2016, we also had $308 million of obligations under capital leases for transportation equipment and building leases.

Our largest debt facilities mature at various dates, including $500 million in 2017, $700 million in 2018 and $3,400 million in 2019. As economic conditions permit, we will consider further opportunities to repurchase, refinance or otherwise reduce our debt obligations on favorable terms. Any further potential debt reduction or refinancing could require significant use of our liquidity and capital resources. For a detailed description of our indebtedness, see Note 10, Debt, in our consolidated financial statements.

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

Our credit facilities, loan agreements and indentures contain customary covenants. These include, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends, or engage in mergers or consolidations. As of April 2, 2016, we had $151 million of restricted payment capacity, and $1,106 million of our net assets that were restricted under these covenants.

Certain debt agreements also contain customary events of default. Those include, without limitation, the failure to pay interest or principal when it is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true, and certain insolvency events. If a default event occurs and continues, the principal amounts outstanding, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current economic and financial conditions. In addition, our ability to incur secured indebtedness (which may enable us to achieve more favorable terms than the incurrence of unsecured indebtedness) depends on the strength of our cash flows, results of operations, economic and market conditions and other factors. As of April 2, 2016, we were in compliance with all of our debt agreements.

On February 9, 2016, our parent, US Foods Holding Corp., filed a registration statement with the SEC, registering the offer and sale of common stock by our parent. The proceeds of the sale of the common stock may be used to repay outstanding debt. Our ability to complete the sale and access the market as a source of liquidity is dependent on investor demand, market conditions and other factors.

Cash Flows

For the periods presented, the following table presents condensed highlights from the cash flow statements:

	13-Weeks Ended
	April 2, 2016	March 28, 2015
	(in millions)
Net income	$14	$7
Changes in operating assets and liabilities, net of business acquisitions	17	20
Other adjustments	106	75

Net cash provided by operating activities	137	102

Net cash used in investing activities	(81)	(65)

Net used in financing activities	(143)	(3)

Net increase (decrease) in cash and cash equivalents	(87)	34
Cash and cash equivalents, beginning of period	218	344

Cash and cash equivalents, end of period	$131	$378

Operating Activities

Cash flows provided by operating activities were $137 million and $102 million for the 13-weeks ended April 2, 2016 and March 28, 2015, respectively. Cash flows provided by operating activities increased $35 million in the 13-week 2016 period from the 13-week 2015 period primarily due to improved operating results.

Investing Activities

Cash flows used in investing activities in 2016 reflect our strategy to selectively pursue acquisitions to accelerate our growth. During the 13-weeks ended April 2, 2016, we purchased a broadline distributor for approximately $39 million. We also purchased a noncontrolling interest of approximately $8 million in a technology company that provides point-of-sale business intelligence to restaurants. Approximately $37 million of purchases were made on property and equipment. Cash spending on property and equipment was down from the prior year due to 2015 spending of approximately $14 million for two distribution facility construction/expansion projects.

Cash used in investing activities in 2015 reflects the pending status of the Acquisition. During the 13-weeks ended March 28, 2015, we spent $57 million replenishing property and equipment and purchased $12 million of self-funded industrial revenue bonds. See – “Financing Activities” below for the offsetting cash inflow and further discussion in Note 10, Debt, in our consolidated financial statements.

We expect total capital additions in 2016 to be approximately $300 million, inclusive of approximately $80 million in fleet capital leases. We expect to fund our capital expenditures with available cash generated from operations.

Financing Activities

Cash flows used in financing activities of $143 million in the13-weeks ended April 2, 2016 included a $374 million one-time special cash distribution to our parent, US Foods. The distribution was funded with cash on hand and approximately $314 million of additional borrowings under our credit facilities. We made $79 million of net payments on debt and capital leases. Additionally, we repurchased $4 million of US Foods common stock from terminated employees. The shares were acquired pursuant to the management stockholder’s agreement associated with our stock incentive plan.

Cash flows used in financing activities of $3 million in 2015 included $14 million of payments on debt and capital leases, including $2 million of Senior Notes repurchased from certain entities associated with KKR. Additionally, we repurchased $1 million of US Foods common stock from terminated employees.

In January 2015, we entered into a self-funded industrial revenue bond agreement providing for the issuance of a maximum of $40 million in “TRBs that provide certain tax incentives related to the construction of a new distribution facility. We borrowed $12 million of the TRBs in the first quarter of 2015.

Retirement Plans

We sponsor several qualified retirement plans and a nonqualified retirement plan (“Retirement Plans”) that pay benefits to certain employees at retirement, generally using formulas based on a participant’s years of service and compensation. In addition, we maintain several postretirement health and welfare plans for certain employees. We contributed $10 million to the Retirement plans during both13-week periods ended April 2, 2016 and March 28, 2015. We expect to contribute a total of $36 million to the Retirement Plans in fiscal year 2016.

We also contribute to various multiemployer benefit plans under certain collective bargaining agreements. At April 2, 2016, we had $36 million of multiemployer pension withdrawal liabilities relating to closed facilities, payable in monthly installments through 2031, at effective interest rates ranging from 5.9% to 6.5%. Additionally, $50 million remains recognized for our estimates of withdrawal liabilities for the planned closure of the Baltimore, Maryland distribution facility.

Off-Balance Sheet Arrangements

We entered into a $71 million letter of credit to secure our obligations with respect to certain facility leases. Additionally, we entered into $304 million in letters of credit in favor of certain commercial insurers securing our obligations with respect to our self-insurance programs, and $3 million in letters of credit for other obligations.

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this report in accordance with GAAP. Preparing these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 of our 2015 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during quarter ended April 2, 2016.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements in our consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.

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

Interest Rate Risk

Market risk is the possibility of loss from adverse changes in market rates and prices, such as interest rates and commodity prices. A substantial portion of our debt facilities bear interest at floating rates, based on London Inter Bank Offered Rate (“LIBOR”) or the prime rate. Accordingly, we will be exposed to fluctuations in interest rates. A 1% change in LIBOR and the prime rate would cause the interest expense on our $2.9 billion of floating rate debt facilities to change by approximately $29 million per year. This change does not consider the LIBOR floor of 1.0% on $2 billion in principal of our variable rate term loans.

Commodity Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. Increases in the cost of diesel fuel can negatively affect consumer spending, raise the price we pay for products, and increase the costs we incur to deliver products to our customers. To minimize fuel cost risk, we enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of April 2, 2016, we had diesel fuel forward purchase commitments totaling $124 million through September 2017. These locked in approximately 62% of our projected diesel fuel purchase needs for the contracted periods. Our remaining fuel purchase needs will occur at market rates. Using published market price projections for diesel and estimated fuel consumption needs, a 10% unfavorable change in diesel prices from the projected market prices could result in approximately $10 million in additional fuel cost on such uncommitted volumes.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information relating to legal proceedings, see Note 16,Commitments and Contingencies in the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

See “Risk Factors” in our 2015 Annual Report. There have been no material changes in this information.

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

US FOODS, INC.
(Registrant)

Date: May 6, 2016	By:	/s/ PIETRO SATRIANO
Pietro Satriano
President and Chief Executive Officer

Date: May 6, 2016	By:	/s/ FAREED KHAN
Fareed Khan
Chief Financial Officer